Form 10-Q
period 2000-06-30
TRITON NETWORK SYSTEMS INC
filed 2000-08-14
CIK 1050250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended     JUNE 30, 2000
                                    ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ----------------

Commission File Number
                      -----------

                          TRITON NETWORK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       59-3434350
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                  8529 South Park Circle Orlando, Florida 32819
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (407) 903-0900
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.001 par value                     34,868,594 Shares
 ------------------------------                     -----------------
             Class                            Outstanding at July 31, 2000

                          Triton Network Systems, Inc.
                                      Index

                                                                                 Page No.
                                                                                 --------
PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 2000                                                  3

                  Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1999 and 2000                        4

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1999 and 2000                                5

                  Notes to Consolidated Financial Statements                         6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                9

Item 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                              14

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                 15

Item 2.           Change in Securities and Use of Proceeds                          15

Item 3.           Defaults in Senior Securities                                     15

Item 4.           Submission of Matters to a Vote of Security Holders               16

Item 5.           Other Information                                                 16

Item 6.           Exhibits and Reports on Form 8-K                                  16

Signature                                                                           17

Item 1. Financial Statements

                          Triton Network Systems, Inc.
                           Consolidated Balance Sheets

                                                                                       DECEMBER 31,          JUNE 30,
                                                                                           1999                2000
                                                                                      --------------      --------------
                                                                                                            (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents ..................................................      $   46,130,279      $   16,904,554
    Trade receivables ..........................................................                  --           1,609,532
    Inventory ..................................................................           7,244,874          13,980,619
    Other current assets .......................................................           1,017,565           1,554,078
                                                                                      --------------      --------------
         Total current assets ..................................................          54,392,718          34,048,783
Property and equipment, net ....................................................           7,970,374          15,926,695
Restricted cash ................................................................             650,000           1,443,315
Intangible assets ..............................................................                  --          36,899,923
Other non-current assets .......................................................             687,353             700,305
                                                                                      --------------      --------------
         Total assets ..........................................................      $   63,700,445      $   89,019,021
                                                                                      ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...........................................................      $    5,207,524      $    6,477,367
    Accrued compensation .......................................................           1,338,156           2,046,149
    Other accrued expenses .....................................................           2,227,802           3,242,251
    Current portion of capital leases ..........................................           1,279,862           1,536,934
    Current portion of notes payable ...........................................             159,140             865,362
                                                                                      --------------      --------------
         Total current liabilities .............................................          10,212,484          14,168,063
    Capital leases, net of current portion .....................................           1,967,690           1,640,896
    Notes payable, net of current portion ......................................             187,440           3,386,550
    Other long-term liabilities ................................................                  --             251,249
Commitments and contingencies
Stockholders' equity:
    Series A, B and C, voting, convertible preferred stock, $.001 par value;
       21,602,500 shares authorized, 18,806,469 issued and outstanding at
       December 31, 1999 and 21,556,469 issued and outstanding
       at June 30, 2000 ........................................................              37,613              43,113
    Common stock, $.001 par value; 33,250,000
       shares authorized, 6,795,832 shares
       issued and outstanding at December 31,
       1999 and 6,741,240 issued and outstanding at
       June 30, 2000 ...........................................................              13,592              13,482
    Additional paid-in capital .................................................         105,366,954         146,941,415
    Notes receivable from stockholders .........................................            (606,624)           (431,624)
    Deferred compensation ......................................................          (1,925,998)         (1,317,814)
    Accumulated deficit ........................................................         (51,552,706)        (75,676,309)
                                                                                      --------------      --------------
         Total stockholders' equity ............................................          51,332,831          69,572,263
                                                                                      --------------      --------------
         Total liabilities and stockholders'
           equity ..............................................................      $   63,700,445      $   89,019,021
                                                                                      ==============      ==============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------     -----------------------------
                                                        1999             2000             1999             2000
                                                    ------------     ------------     ------------     ------------

Revenues ......................................     $         --     $  5,199,746     $         --     $  8,696,685
Cost of revenues ..............................               --        5,585,071               --       10,747,459
                                                    ------------     ------------     ------------     ------------
Gross profit (loss) ...........................               --         (385,325)              --       (2,050,774)
Operating expenses:
   Manufacturing and operations ...............        1,217,467               --        3,936,283               --
   Research and development ...................        2,272,813        5,605,547        5,116,395        9,766,827
   Selling and marketing ......................        1,595,997        3,385,140        3,208,328        6,722,497
   General and administrative .................        1,000,329        1,730,954        1,557,610        3,600,273
   Amortization of intangible assets ..........               --        1,942,101               --        1,942,101
   Amortization of deferred compensation ......          396,428          287,709          774,702          608,184
                                                    ------------     ------------     ------------     ------------
        Total operating expenses ..............        6,483,034       12,951,451       14,593,318       22,639,882
                                                    ------------     ------------     ------------     ------------
Loss from operations ..........................       (6,483,034)     (13,336,776)     (14,593,318)     (24,690,656)
Other income (expenses):
   Interest income ............................          261,199          369,539          564,840          933,643
   Interest and other expense .................          (95,755)        (221,603)        (177,721)        (366,590)
                                                    ------------     ------------     ------------     ------------
        Total other income ....................          165,444          147,936          387,119          567,053
                                                    ------------     ------------     ------------     ------------
Net loss ......................................     $ (6,317,590)    $(13,188,840)    $(14,206,199)    $(24,123,603)
                                                    ============     ============     ============     ============

Net loss per share--basic and diluted .........     $      (1.33)    $      (2.31)    $      (3.14)    $      (4.34)
                                                    ============     ============     ============     ============
Shares used in per share calculations--
   basic and diluted ..........................        4,754,699        5,708,184        4,523,758        5,557,799
                                                    ============     ============     ============     ============

Pro forma net loss per common share:
   Net loss per share--basic and diluted ......     $      (0.34)    $      (0.48)    $      (0.79)    $      (0.94)
                                                    ============     ============     ============     ============
   Shares used in per share calculations--
     basic and diluted ........................       18,508,668       27,264,653       17,980,649       25,754,378
                                                    ============     ============     ============     ============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                      1999              2000
                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(14,206,199)     $(24,123,603)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                     485,906         1,512,238
     Amortization of intangible assets                                      --         1,942,101
     Amortization of deferred compensation                             774,702           608,184
     Other                                                                  --           265,204
Changes in operating assets and liabilities, net of
   effects of acquisition:
     Increase in trade receivables                                          --        (1,609,532)
     Increase in inventory                                          (1,252,082)       (6,146,436)
     Decrease (increase) in other current assets                        68,915          (754,213)
     Increase in restricted cash and other
       non-current assets                                             (201,398)         (863,105)
     Increase in accounts payable, accrued
       compensation and other accrued expenses                       1,567,512         3,164,401
                                                                  ------------      ------------
Net cash used in operating activities                              (12,762,644)      (26,004,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (1,095,329)       (6,709,021)
Purchases of short-term investments                                 (1,989,983)               --
                                                                  ------------      ------------
Net cash used in investing activities                               (3,085,312)       (6,709,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred and
   common stock                                                     10,668,792            89,567
Proceeds from notes payable                                            439,500         4,227,083
Payments on capital leases and notes payable                          (261,953)         (828,593)
                                                                  ------------      ------------
Net cash provided by financing activities                           10,846,339         3,488,057
                                                                  ------------      ------------

Net decrease in cash and cash equivalents                           (5,001,617)      (29,225,725)

Cash and cash equivalents at beginning
   of period                                                        10,323,758        46,130,279
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $  5,322,141      $ 16,904,554
                                                                  ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                     $    176,842      $    209,383
                                                                  ============      ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations                                              $  1,319,707      $    587,120
                                                                  ============      ============
Common stock issued for notes
   receivable from stockholders                                   $    106,150      $         --
                                                                  ============      ============
Common stock warrants issued in connection
   with lease and credit agreements                               $         --      $    360,000
                                                                  ============      ============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The financial information as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and footnotes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-31434). The December 31, 1999 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period.

2. Inventory

Inventories consisted of the following:

                                    DECEMBER 31,        JUNE 30,
                                        1999              2000
                                    ------------      ------------
                                                       (UNAUDITED)

Raw materials ................      $  3,347,540      $  8,222,115
Work in process ..............         1,535,916         3,758,596
Finished goods ...............         2,361,418         1,999,908
                                    ------------      ------------
   Total inventory ...........      $  7,244,874      $ 13,980,619
                                    ============      ============

3. July 2000 Initial Public Offering

On July 17, 2000, the Company completed an initial public offering in which it sold 6,325,000 shares of common stock (including the underwriters overallotment exercise of 825,000 shares) at $15.00 per share resulting in net proceeds of approximately $86.5 million, net of underwriting discounts and estimated offering expenses. Upon the completion of the offering, all the Company's convertible preferred stock converted into 21,556,469 shares of common stock. In February 2000, the Company's board of directors approved an increase in authorized shares when the initial public offering was completed. As a result, in July 2000, the Company's authorized capital was increased to 120,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

In June 2000, in contemplation of the initial public offering, the Company's stockholders approved a one-for-two reverse stock split of all outstanding shares, which became effective on July 10, 2000. All share and per share information included in these consolidated financials have been retroactively adjusted to reflect this stock split.

4. Net Loss per Share

Basic and diluted net loss per share is based on the weighted-average number of common shares outstanding for the reporting period. Restricted shares issued are not included in basic or diluted loss per share in accordance with Statement of Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Potentially dilutive securities, consisting of outstanding preferred stock, stock options and common stock warrants, have been excluded from the diluted loss per share calculation because their effects would have been anti-dilutive.

Pro forma basic and diluted loss per share gives effect to the conversion of the convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering, from the original date of issuance.

The following table sets forth the computation of actual and pro forma basic and diluted loss per share:

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                           1999             2000             1999             2000
                                                       ------------     ------------     ------------     ------------
Actual:
  Net loss .......................................     $ (6,317,590)    $(13,188,840)    $(14,206,199)    $(24,123,603)
                                                       ============     ============     ============     ============
  Weighted-average shares used in basic
    and diluted loss per share ...................        4,754,699        5,708,184        4,523,758        5,557,799
                                                       ============     ============     ============     ============
  Basic and diluted net loss per share ...........     $      (1.33)    $      (2.31)    $      (3.14)    $      (4.34)
                                                       ============     ============     ============     ============
Pro forma:
  Net loss .......................................     $ (6,317,590)    $(13,188,840)    $(14,206,199)    $(24,123,603)
                                                       ============     ============     ============     ============
  Shares used above ..............................        4,754,699        5,708,184        4,523,758        5,557,799
  Adjustment to reflect weighted-
    average effect of assumed
    conversion of convertible preferred stock ....       13,753,969       21,556,469       13,456,891       20,196,579
                                                       ------------     ------------     ------------     ------------
  Weighted-average shares used in pro
    forma basic and diluted loss per share .......       18,508,668       27,264,653       17,980,649       25,754,378

                                                       ============     ============     ============     ============

Pro forma basic and diluted net loss per
  share ..........................................     $      (0.34)    $      (0.48)    $      (0.79)    $      (0.94)
                                                       ============     ============     ============     ============

5. Acquisition

On March 31, 2000, the Company acquired the broadband modem product line from International Business Machines for 2.75 million shares of series C preferred stock. The total purchase price was approximately $41.3 million, with approximately $2.3 million being allocated to net assets and approximately $39.0 million to intangible assets, which consist of patent and patent application licenses and patent disclosures. The allocation of purchase price is preliminary and subject to adjustment. The purchase price was based on the fair value of the series C preferred stock using the Company's initial public offering price of $15.00 per share. The intangible assets are being amortized over their estimated useful life of five years.

6. Debt

In February 2000, the Company entered into an agreement with a financial institution to borrow up to $9.0 million in 2000 for capital equipment purchases, furniture and software. As of June 30, 2000, outstanding borrowings were approximately $4.5 million bearing interest at an annual rate of approximately 13%, and available borrowings were approximately $4.4 million.

7. 2000 Employee Stock Purchase Plan

In March 2000, the stockholders approved the Company's 2000 employee stock purchase plan (the "Plan"). A total of 250,000 shares of common stock have been reserved for the Plan. The Plan permits eligible participants to purchase common stock at 85% of the fair market value at the beginning or end of the offering period (whichever is lower), through payroll deductions of up to 10% of the participant's compensation. The first offering period commenced on July 13, 2000, which was the first day of trading subsequent to the Company's initial public offering.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-31434) which was declared effective by the Securities and Exchange Commission on July 12, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

Except for the historical information contained herein, the matters discussed in the following discussion are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward looking statements include statements about our future losses, research and development expenses and capital expenditures, statements about anticipated improvements in our product cost per unit, statements about increases in interest income, statements about future hiring needs, and statements about the sufficiency of existing cash and cash equivalents, net proceeds of our initial public offering, and amounts available under our capital equipment financing line to fund our operations for at least the next twelve months. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof. Further information regarding these and other risks is included in Triton Network Systems' prospectus dated July 12, 2000, and its other filings with the Securities and Exchange Commission.

OVERVIEW

We provide broadband wireless equipment that enables communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. We currently offer two product lines: our Invisible Fiber Internet product line for Internet service providers and our Invisible Fiber SONET product line for communications service providers.

From our inception in March 1997 through late 1999, our operations consisted primarily of start-up activities, including raising capital, recruiting personnel, conducting research and development, establishing the market for our initial products and purchasing operating assets. In addition, we developed our final product assembly and testing capabilities, entered into manufacturing agreements with third-parties and developed our sales, marketing and administrative organizations.

We began supplying our Invisible Fiber products for use in field trials during the second half of 1999. Two customers placed orders with us in December 1999 and we signed a supply agreement with our third customer early in the second quarter of 2000. We first began recognizing revenues from sales of our products during the first quarter of 2000.

Historically, we have incurred significant losses. As of June 30, 2000, we had an accumulated deficit of approximately $75.7 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development, selling, marketing and general and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never achieve profitability.

RECENT ACQUISITION

On March 31, 2000, we acquired certain assets and hired employees associated with IBM's broadband modem product line in exchange for 2.75 million shares of Series C preferred stock. This IBM unit developed and sold custom modems to us for use in our products. During 1999, the majority of this unit's sales were to us, with minor sales to one other customer. With the completion of this transaction, we have secured intellectual property and engineering expertise for future modem development, and we believe we will lower the cost of manufacturing our products.

The total purchase price was approximately $41.3 million, with approximately $2.3 million being allocated to net assets and approximately $39.0 million to intangible assets, which consist of patent and patent application licenses and patent disclosures. The allocation of purchase price is preliminary and subject to adjustment. If the transaction had taken place on January 1, 1999, on a pro forma basis, our revenue and net loss for 1999 would have increased by approximately $0.3 million and $11.2 million or $2.34 per share, respectively. The pro forma revenue and net loss does not purport to indicate what would have occurred if the purchase had actually occurred on January 1, 1999 or to indicate the results that may occur in the future. We plan to focus on further development of the modem technology we have acquired from IBM to improve and enhance our products. We believe that future research and development expenses of the broadband modem products group subsequent to our acquisition of the group will be significantly higher than the pro forma amount for 1999. Additionally, the intangible assets are being amortized over their useful life of five years, or approximately $1.9 million per quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues. Revenues were $5.2 million for the quarter ended June 30, 2000. We had no revenues in the quarter ended June 30, 1999, as we first began recognizing revenues from shipment of our products in 2000. Substantially all of our revenues were from product shipments to three customers.

Cost of Revenues. Concurrent with the recognition of revenues beginning in the first quarter of 2000, we began classifying manufacturing and operations costs as cost of revenues. Prior to 2000, manufacturing and operations costs were separately classified. During the second quarter of 2000, cost of revenues exceeded revenues by approximately $385,000. This was due primarily to initial start-up costs of our new transceiver module production operation, excess capacity costs due to the low volume of shipments and reductions of inventory to net realizable value. We believe that when the volume of shipments increases, our transceiver module production operation begins volume production and the planned redesign of product components to reduce cost occurs, our product cost per unit will significantly improve. However, there can be no assurance these cost improvements will be realized in the future.

Research and Development. Research and development expenses of $5.6 million for the second quarter of 2000 were $3.3 million higher than the second quarter of 1999. This increase was due primarily to development costs associated with the broadband modem product line acquired at the end of the first quarter of 2000 (approximately $1.8 million), as well as other engineering personnel increases and higher depreciation on new development equipment.

Selling and Marketing. Selling and marketing expenses of $3.4 million for the second quarter of 2000 were $1.8 million higher than the second quarter of 1999. The increase was due to the establishment of a core sales and marketing group and the increase of advertising, marketing and other costs associated with sales and support activities. Personnel costs related to the establishment of the sales and marketing group accounted for approximately 42% of the expense increase. Advertising, marketing and other costs associated with sales and support activities represented 53% of the increase.

General and Administrative. General and administrative expenses of $1.7 million for the second quarter of 2000 were $0.7 million higher than 1999. The increase was due primarily to the development of the finance, human resources and information technology groups and the hiring of our chief executive officer in the third quarter of 1999. Personnel related costs accounted for approximately 83% of the increase. Depreciation and professional service costs represented approximately 11% of the increase.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues. Revenues were $8.7 million for the first half of 2000, as we first began recognizing revenues from shipment of our products in 2000. We had no revenues in the first half of 1999. Substantially all of our revenues were from product shipments to three customers.

Cost of Revenues. Concurrent with the recognition of revenues during the quarter ended March 31, 2000, we began classifying manufacturing and operations costs as cost of revenues. Prior to 2000, manufacturing and operations costs were separately classified. During the first half of 2000, cost of revenues exceeded revenues by approximately $2.1 million. This was due primarily to initial start up costs of our new transceiver module production operation, excess capacity costs due to the low volume of shipments and reductions of inventory to net realizable value. We believe that when the volume of shipments increases, our transceiver module production operation begins volume production and the planned redesign of product components to reduce cost occurs, our product costs per unit will improve. However, there can be no assurance these cost improvements will be realized in the future.

Research and Development. Research and development expenses of $9.8 million for the first half of 2000 were $4.7 million higher than the first half of 1999. This increase was due primarily to development costs associated with the broadband modem product line acquired at the end of the first quarter of 2000 (approximately $1.8 million), as well as other engineering personnel increases and higher depreciation on new development equipment.

Selling and Marketing. Selling and marketing expenses of $6.7 million for the first half of 2000 were $3.5 million higher than the first half of 1999. The increase was due to the establishment of a core sales and marketing group and the increase of advertising, marketing and other costs associated with sales and support activities. Personnel costs related to the establishment of the sales and marketing group accounted for approximately 48% of the expense increase. Advertising, marketing and other costs associated with sales and support activities represented 36% of the increase.

General and Administrative. General and administrative expenses of $3.6 million for the first half of 2000 were $2.0 million higher than 1999. The increase was due primarily to the development of the finance, human resources and information technology groups and the hiring of our chief executive officer in the third quarter of 1999. Personnel related costs accounted for approximately 65% of the increase. Depreciation and professional service costs represented approximately 35% of the increase.

LIQUIDITY AND CAPITAL RESOURCES

Since inception through the second quarter of 2000, we have financed our operations primarily through private sales of approximately $97.7 million of convertible preferred stock as well as through capital leases for capital equipment, furniture and software. During 1999, we raised approximately $61.0 million from private sales of convertible preferred stock. As of June 30, 2000, cash and cash equivalents were $16.9 million.

In July 2000, we received net proceeds of approximately $86.5 million from the sale of 6,325,000 common shares in an initial public offering. In addition, all outstanding convertible preferred shares were converted into 21,556,469 shares of common stock. The net proceeds from the public offering were initially invested in short-term securities. As a result, our interest income from investing in short term securities will increase in future quarters.

For the six months ended June 30, 2000, we used approximately $26.0 million of cash from operations primarily due to our loss, before depreciation and amortization, of $20.1 million and growth of receivables and inventory of $7.8 million, partially offset by growth in accounts payable and accrued expenses of $3.2 million. For the six months ended June 30, 1999, we used approximately $12.8 million of cash from operations primarily due to our net loss of $14.2 million.

For the six months ended June 30, 2000 and 1999, our investing activities included the purchase of approximately $6.7 million and $1.1 million, respectively, of property and equipment. The increase in purchases in 2000 over 1999 was primarily due to the purchase of equipment to complete the transceiver module production factory as well as other factory production and research and development equipment. Additionally, for 1999 our investing activities included the purchase of approximately $2.0 million of short-term investments.

Cash provided by financing activities for the six months ended June 30, 2000 and 1999 generated approximately $3.5 million and $10.8 million, respectively. Financing activities for both periods included proceeds from financing our equipment purchases. Additionally, for the 1999 period financing activities included proceeds from the sale of 2,090,969 shares of convertible preferred stock.

In February 2000, we entered into an agreement with a financial institution to borrow up to $9.0 million in 2000 for capital equipment purchases, furniture and software. Up to $5.0 million of the borrowings are repayable over four years and will bear interest at an annual rate of 13.16% and up to $4.0 million is repayable over three years with an annual rate of interest of 10.4%. The agreement includes no financial covenants and the specific equipment, furniture and software purchased with the borrowings will serve as security for the loans. Under the agreement, we issued 26,667 warrants to purchase our common stock with an exercise price of $13.50. As of June 30, 2000, we had approximately $4.4 million of available borrowings under this agreement.

We are obligated to pay lease payments of approximately $10.0 million over the lease periods of our operating leases, with $1.8 million due in 2000. The lease obligations include approximately $6.6 million for a seven year lease for our new manufacturing and office space we occupied in the first quarter of 2000. In conjunction with this lease agreement, we secured a $1.1 million letter of credit in 2000 in favor of the landlord with cash.

We anticipate capital expenditures for the next twelve months will be in the range of $10 to $15 million, including amounts for production and test equipment to complete and expand our new transceiver module factory, test equipment for expansion of our final assembly and testing capacity, additional software tools and necessary expenditures to support expected headcount growth. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

We expect our cash requirements will continue to increase over the next 12 months, as we continue our research and development efforts, hire and expand our sales, support, marketing and product development organizations, grow our administrative support activities, and expand our leased facilities. Additionally, as our business volumes grow we anticipate a significant cash requirement for working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents on hand, the net proceeds received in July 2000 from our initial public offering and availability under our new capital equipment financing line should be sufficient to fund our operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on our operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET INTEREST RATE SENSITIVITY

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and investment grade non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our cash and cash equivalents were in money market and checking funds.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended June 30, 2000 we granted stock options to purchase an aggregate 366,950 shares of our common stock at exercise prices ranging from $11 to $20 per share to employees under our 1997 Stock Plan. During the three months ended June 30, 2000 employees exercised options for 14,518 shares of common stock, for aggregate consideration of $13,250. The issuance of these restricted securities was deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

On July 17, 2000 we completed our initial public offering of 6,325,000 shares of our common stock (including the underwriters overallotment exercise of 825,000 shares) at an initial public offering price of $15.00 per share for gross proceeds of approximately $95 million and estimated net proceeds of approximately $86.5 million. We paid a total of approximately $8.5 million in underwriting discounts and estimated other costs and expenses in connection with the offering. The managing underwriters in the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and U.S. Bancorp Piper Jaffray Inc. The shares of common stock in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-31434). The Securities and Exchange Commission declared the Registration Statement effective on July 12, 2000. From the time of receipt through July 31, 2000 all of the net proceeds were invested primarily in interest-bearing, investment-grade, non-government and government securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On May 30, 2000, by written consent our stockholders approved an amendment of our Certificate of Incorporation to remove the price per share limitation for automatic conversion of our outstanding Preferred Stock into Common Stock immediately prior to the initial public offering of our Common Stock.

On June 7, 2000 by written consent our stockholders approved the authorization of a reverse stock split of our capital stock of one (1) share for every two (2) shares outstanding prior to the effectiveness of such reverse stock split.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
         Number            Description
         -------           -----------

            27             Financial Data Schedule. (for SEC use only)

         (b)      Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Triton Network Systems, Inc.
                                      ------------------------------------------
                                                     (Registrant)


Date: August 14, 2000                            /s/ Kenneth R. Vines
                                      ------------------------------------------
                                               Senior Vice President and
                                                Chief Financial Officer

                          Triton Network Systems, Inc.

                                Index of Exhibits

Exhibit No
----------

    27                Financial Data Schedule. (for SEC use only)