Form 10-Q
period 2000-09-30
TRITON NETWORK SYSTEMS INC
filed 2000-11-14
CIK 1050250

===============================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For Quarterly Period Ended  SEPTEMBER 30, 2000
                                    -------------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the transition period from ________ to ________


                        Commission File Number _______


                          TRITON NETWORK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            59-3434350
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                 8529 South Park Circle Orlando, Florida 32819
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

                          Yes [X]                 No [ ]


Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.001 par value                       34,860,048 Shares
 ------------------------------                 -------------------------------
              Class                             Outstanding at October 31, 2000



===============================================================================

                          Triton Network Systems, Inc.
                                     Index


                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 and
         September 30, 2000                                                3

         Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 1999 and 2000                 4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 2000                          5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                             13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 2.  Change in Securities and Use of Proceeds                         14

Item 3.  Defaults in Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signature                                                                 15

Item 1.  Financial Statements

                          Triton Network Systems, Inc.
                          Consolidated Balance Sheets


                                                    DECEMBER 31,        SEPTEMBER 30,
                                                        1999                 2000
                                                    -------------       -------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.....................  $  46,130,279       $  66,493,873
    Short-term investments........................             --          20,673,178
    Trade receivables.............................             --           3,993,601
    Inventory.....................................      7,244,874          16,639,016
    Other current assets..........................      1,017,565           1,172,903
                                                    -------------       -------------
         Total current assets.....................     54,392,718         108,972,571
Property and equipment, net.......................      7,970,374          18,792,714
Restricted cash...................................        650,000           1,443,315
Intangible assets.................................             --          34,929,987
Long-term investments.............................             --           3,000,000
Other non-current assets..........................        687,353             982,563
                                                    -------------       -------------
         Total assets.............................  $  63,700,445       $ 168,121,150
                                                    =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................  $   5,207,524       $   7,077,261
    Accrued compensation..........................      1,338,156           2,652,722
    Other accrued expenses........................      2,227,802           4,616,655
    Current portion of capital leases.............      1,279,862           1,605,961
    Current portion of notes payable..............        159,140           1,194,527
                                                    -------------       -------------
         Total current liabilities................     10,212,484          17,147,126
Capital leases, net of current portion............      1,967,690           1,273,550
Notes payable, net of current portion.............        187,440           4,437,908
Other long-term liabilities.......................             --             244,317
Commitments and contingencies
Stockholders' equity:
    Series A, B and C, voting, convertible
       preferred stock, $.001 par value;
       21,602,500 shares authorized,
       18,806,469 issued and outstanding
       at December 31, 1999 and none issued
       and outstanding at September 30, 2000......         37,613                  --
    Common stock, $.001 par value; 120,000,000
       shares authorized, 6,795,832 shares
       issued and outstanding at December 31,
       1999 and 34,857,298 issued and
       outstanding at September 30, 2000..........         13,592              63,154
    Additional paid-in capital....................    105,366,954         235,086,725
    Notes receivable from stockholders............       (606,624)           (431,624)
    Deferred compensation.........................     (1,925,998)         (2,791,926)
    Accumulated deficit...........................    (51,552,706)        (86,908,080)
                                                    -------------       -------------
         Total stockholders' equity...............     51,332,831         145,018,249
                                                    -------------       -------------
         Total liabilities and stockholders'
           equity.................................  $  63,700,445       $ 168,121,150
                                                    =============       =============



See accompanying notes to financial statements.

                          Triton Network Systems, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                -------------------------------       -------------------------------
                                                    1999               2000               1999               2000
                                                ------------       ------------       ------------       ------------

Revenues.....................................   $         --       $  8,031,876       $         --       $ 16,728,561
Cost of revenues.............................             --          6,973,848                 --         17,721,306
                                                ------------       ------------       ------------       ------------
Gross profit (loss)..........................             --          1,058,028                 --           (992,745)
Operating expenses:
   Manufacturing and operations..............      2,007,042                 --          5,434,494                 --
   Research and development..................      3,029,229          6,229,511          8,656,228         15,996,337
   Selling, general and administrative.......      2,524,681          4,554,072          7,290,619         14,876,844
   Amortization of intangible assets.........             --          1,939,009                 --          3,881,110
   Amortization of deferred compensation.....        407,812            521,237          1,182,514          1,129,422
                                                ------------       ------------       ------------       ------------
        Total operating expenses.............      7,968,764         13,243,829         22,563,855         35,883,713
                                                ------------       ------------       ------------       ------------
Loss from operations.........................     (7,968,764)       (12,185,801)       (22,563,855)       (36,876,458)
Other income (expenses):
   Interest income...........................        180,567          1,366,898            745,407          2,300,541
   Interest and other expense................       (117,422)          (412,868)          (295,288)          (779,457)
                                                ------------       ------------       ------------       ------------
        Total other income...................         63,145            954,030            450,119          1,521,084
                                                ------------       ------------       ------------       ------------
Net loss.....................................   $ (7,905,619)      $(11,231,771)      $(22,113,736)      $(35,355,374)
                                                ============       ============       ============       ============

Net loss per share--basic and diluted........   $      (1.61)      $      (0.36)      $      (4.75)      $      (2.53)
                                                ============       ============       ============       ============
Shares used in per share calculations--
   basic and diluted.........................      4,925,500         30,857,013          4,657,186         13,990,900
                                                ============       ============       ============       ============

Pro forma net loss per common share:
   Net loss per share--basic and diluted.....   $      (0.42)      $      (0.34)      $      (1.21)      $      (1.25)
                                                ============       ============       ============       ============
   Shares used in per share calculations
     basic and diluted.......................     18,679,469         33,462,740         18,212,742         28,323,862
                                                ============       ============       ============       ============



See accompanying notes to financial statements.

                          Triton Network Systems, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                              1999               2000
                                                          ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................   $(22,113,736)      $(35,355,374)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization.....................        838,908          2,904,981
     Amortization of intangible assets.................             --          3,881,110
     Amortization of deferred compensation.............      1,182,514          1,129,422
     Other.............................................             --            265,204
Changes in operating assets and liabilities, net of
   effects of acquisition:
     Increase in trade receivables.....................             --         (3,993,601)
     Increase in inventory.............................     (3,498,120)        (8,804,833)
     Increase in other current assets..................       (174,170)          (373,038)
     Increase in restricted cash and other
       non-current assets..............................       (880,887)          (863,106)
     Increase in accounts payable, accrued
       compensation and other accrued expenses.........      3,144,301          5,738,340
                                                          ------------       ------------
Net cash used in operating activities..................    (21,501,190)       (35,470,895)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment....................     (1,991,859)       (10,791,467)
Sales (purchases) of investments.......................     11,003,876        (23,673,178)
                                                          ------------       ------------
Net cash provided by (used in) investing activities....      9,012,017        (34,464,645)


CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred and
   common stock........................................     10,705,121         85,886,086
Proceeds from notes payable............................        462,872          5,906,179
Payments on capital leases and notes payable...........       (499,513)        (1,493,132)
                                                          ------------       ------------
Net cash provided by financing activities..............     10,668,480         90,299,133
                                                          ------------       ------------

Net decrease (increase) in cash and cash equivalents...     (1,820,693)        20,363,593

Cash and cash equivalents at beginning
   of period...........................................     10,323,758         46,130,279
                                                          ------------       ------------
Cash and cash equivalents at end of period.............   $  8,503,065       $ 66,493,872
                                                          ============       ============


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid..........................................   $    294,354       $    656,397
                                                          ============       ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations...................................   $  1,753,784            654,764
                                                          ============       ============
Common stock issued for notes
   receivable from stockholders........................   $    106,150       $         --
                                                          ============       ============
Common stock warrants issued in connection
   with lease and credit agreements....................   $         --       $    360,000
                                                          ============       ============



See accompanying notes to financial statements.

                          Triton Network Systems, Inc.

                   Notes To Consolidated Financial Statements
                                  (Unaudited)


Basis of Presentation

The financial information as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and footnotes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-31434). The December 31, 1999 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period.


Inventory

Inventories consisted of the following:


                                              DECEMBER 31,        SEPTEMBER 30,
                                                 1999                  2000
                                              ----------           -----------
                                                                   (UNAUDITED)

Raw materials...............................  $3,347,540           $11,913,494
Work in process.............................   1,535,916             3,104,584
Finished goods..............................   2,361,418             1,620,938
                                              ----------           -----------
   Total inventory..........................  $7,244,874           $16,639,016
                                              ==========           ===========


July 2000 Initial Public Offering

On July 17, 2000, the Company completed an initial public offering in which it sold 6,325,000 shares of common stock (including the underwriters overallotment exercise of 825,000 shares) at $15.00 per share resulting in proceeds of approximately $86,000,000, net of underwriting discounts and estimated offering expenses. Upon the completion of the offering, all the Company's convertible preferred stock converted into 21,556,469 shares of common stock. In February 2000, the Company's board of directors approved an increase in authorized shares when the initial public offering was completed. As a result, in July 2000, the Company's authorized capital was increased to 120,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

In June 2000, in contemplation of the initial public offering, the Company's stockholders approved a one-for-two reverse stock split of all outstanding shares, which became effective on July 10, 2000. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this stock split.


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

The following table sets forth the computation of actual and pro forma basic and diluted loss per share:


                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                               -----------------------------      ------------------------------
                                                   1999             2000              1999               2000
                                               -----------      ------------      ------------      ------------

Actual:
   Net loss.................................   $(7,905,619)     $(11,231,771)     $(22,113,736)     $(35,355,374)
                                               ===========      ============      ============      ============
   Weighted-average shares used in
     basic and diluted loss per share.......     4,925,500        30,857,013         4,657,186        13,990,900
                                               ===========      ============      ============      ============
   Basic and diluted net loss per share.....   $     (1.61)     $      (0.36)     $      (4.75)     $      (2.53)
                                               ===========      ============      ============      ============
Pro forma:
   Net loss.................................   $(7,905,619)     $(11,231,771)     $(22,113,736)     $(35,355,374)
                                               ===========      ============      ============      ============
   Shares used above........................     4,925,500        30,857,013         4,657,186        13,990,900
   Adjustment to reflect weighted-
     average effect of assumed conversion
     of convertible preferred stock.........    13,753,969         2,605,727        13,555,556        14,332,962
                                               -----------      ------------      ------------      ------------
   Weighted-average shares used in
     pro forma basic and diluted loss
     per share..............................    18,679,469        33,462,740        18,212,742        28,323,862
                                               ===========      ============      ============      ============
   Pro forma basic and diluted net loss
     per share..............................   $     (0.42)     $      (0.34)     $      (1.21)     $      (1.25)
                                               ===========      ============      ============      ============



Acquisition

On March 31, 2000, the Company acquired the broadband modem product line from International Business Machines for 2,750,000 shares of Series C preferred stock. The total purchase price was approximately $41,300,000, with approximately $2,300,000 being allocated to net assets and approximately $39,000,000 to intangible assets, which consist of patent and patent application licenses and patent disclosures. The purchase price was based on the fair value of the series C preferred stock using the Company's initial public offering price of $15.00 per share. The intangible assets are being amortized over their estimated useful life of five years.

Debt

In February 2000, the Company entered into an agreement with a financial institution to borrow up to $9,000,000 in 2000 for capital equipment purchases, furniture and software. As of September 30, 2000, outstanding borrowings were approximately $6,000,000 bearing interest at an annual rate of approximately 13 %, and available borrowings were approximately $2,700,000.


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


Deferred Compensation

In connection with the grant of certain stock options to employees during 1998, 1999 and 2000, the Company recorded deferred compensation of approximately $5,800,000 representing the difference between the deemed value of the common stock for accounting purposes and the stock option exercise price of such stock options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized as charges to operations on an accelerated basis over the vesting period (generally four years) consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization was approximately $408,000, $521,000, $1,183,000 and $1,129,000 for the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000, respectively.

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

Except for the historical information contained herein, the matters discussed in the following discussion are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward looking statements include statements about our future losses, research and development expenses and capital expenditures, statements about anticipated improvements in our product cost per unit, statements about increases in interest income, statements about future hiring needs, and statements about the sufficiency of existing cash and cash equivalents and investments and amounts available under our capital equipment financing line to fund our operations for at least the next twelve months. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof. Further information regarding these and other risks is included in Triton Network Systems' prospectus dated July 12, 2000, and its other filings with the Securities and Exchange Commission.


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

We began supplying our Invisible Fiber products for use in field trials during the second half of 1999. We first began recognizing revenues from sales of our products during the first quarter of 2000. We currently depend on a limited number of customers for substantially all of our revenues and the loss of one or more of them, or any future customer on whom we may depend for significant portion of our revenues, could significantly reduce our revenues. Additionally, the volume of shipments to any of these customers can vary significantly from quarter to quarter, which could unfavorably impact revenues from quarter to quarter.

Some of our current and potential customers will require additional financing to support the buildout of their networks in the future. Should one or more of these current or potential customers be unable to secure such financing, future revenues will be impacted.

Historically, we have incurred significant losses. As of September 30, 2000, we had an accumulated deficit of approximately $86.9 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development, selling, marketing and general and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never achieve profitability.


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


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues were $8.0 million for the quarter ended September 30, 2000, a growth of 54% over the $5.2 million recorded in the second quarter of 2000. We had no revenues in the quarter ended September 30, 1999, as we first began recognizing revenues from shipment of our products in 2000. The revenue growth from the second quarter of 2000, included a higher volume of Invisible Fiber unit shipments and increased delivery of modem chips and services to support a wireline equipment customer. We shipped Invisible Fiber units to all four of our existing customers in the third quarter of 2000, with two customers accounting for approximately 65% of our total revenue.

Cost of Revenues. Concurrent with the recognition of revenues beginning in the first quarter of 2000, we began classifying manufacturing and operations costs as cost of revenues. Prior to 2000, manufacturing and operations costs were separately classified. Gross margins as a percentage of revenues were approximately 13 % in the third quarter compared to (7%) in the second quarter of 2000. This improvement was due primarily from a higher volume of product shipments, a higher mix of modem chip shipments, which have a higher gross margin, and component part cost reductions.

Research and Development. Research and development expenses of $ 6.2 million for the third quarter of 2000 were $3.2 million higher than the third quarter of 1999. This increase was due primarily to development costs associated with the broadband modem product line acquired at the end of the first quarter of 2000, which accounted for 45% of the increase. Additionally, other engineering personnel increases and higher depreciation expenses on new development equipment accounted for 31% of the increase.

Selling, General and Administrative. Selling, general and administrative expenses of $4.6 million for the third quarter of 2000 were $2.0 million higher than the second quarter of 1999. This increase was due primarily to a significant growth in sales and marketing personnel, opening several sales offices, higher advertising and marketing costs and costs associated with several customer field trials. Personnel related costs accounted for 67% of the increase. Additionally, 15% of the increase was due to costs to support customer field trials.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues were $16.7 million for the nine months ended September 30, 2000. We had no revenues in 1999 as we first began recognizing revenues from shipment of our products in the first quarter of 2000. Revenues in 2000 included shipments of Invisible Fiber units and delivery of modem chips and services to support a wireline equipment customer.

Cost of Revenues. Concurrent with the recognition of revenues during the first quarter of 2000, we began classifying manufacturing and operations costs as cost of revenues. Prior to 2000, manufacturing and operations costs were separately classified. During the first nine months of 2000, cost of revenues exceeded revenues by approximately $993,000. Gross margin as a percent of revenues improved from (47%) in the first quarter of 2000, to (7%) in the second quarter and 13% in the third quarter of 2000. This improvement was due primarily to higher volumes of shipments each quarter, component part cost reductions and increased shipment of higher margin modem chips. We believe that if the volume of shipments increases as expected in the future; we are successful in redesigning component parts to reduce cost; and our transceiver module factory production increases, our product costs per unit will improve. However, there can be no assurance these cost improvements will be realized in the future.

Research and Development. Research and development expenses of $16.0 million for the nine months of 2000 were $7.3 million higher than the first nine months of 1999. This increase was due primarily to development costs associated with the broadband modem product line acquired at the end of the first quarter of 2000, which accounted for 44% of the increase. Additionally, other engineering personnel increases and higher depreciation expense on new development equipment accounted for 42% of the increase.

Selling, General and Administrative. Selling, general and administrative expenses of $14.9 million for the first nine months of 2000 were $7.6 million higher than the first nine months of 1999. The increase was due to significant growth in sales and marketing and general and administrative personnel, opening sales offices, growth in advertising and marketing costs, professional services costs and costs associated with several customer field trials. Personnel related costs accounted for 66% of the increase. Additionally, 24% of the increase was due to costs to support customer field trials and professional services costs.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we received net proceeds of approximately $86 million from the sale of 6.3 million common shares in an initial public offering. In addition, all outstanding convertible preferred shares were converted into 21,556,469 shares of common stock. The net proceeds from the public offering were initially invested in short-term and long-term securities. Until our initial public offering, we had financed our operations primarily through private sales of approximately $97.7 million of convertible preferred stock as well as through capital leases for capital equipment, furniture and software. As of September 30, 2000, cash and cash equivalents and investments were $90.2 million, including $3.0 million classified as long-term investments.

For the nine months ended September 30, 2000, we used approximately $35.5 million of cash from operations primarily due to our loss, before depreciation and amortization, of $27.4 million and growth of receivables and inventory of $12.8 million, partially offset by a $5.7 million increase in accounts payable and accrued expenses. For the nine months ended September 30, 1999, we used approximately $21.5 million of cash from operations primarily due to our net loss, before depreciation and amortization, of $20.1 million.

For the nine months ended September 30, 2000 and 1999, our investing activities included the purchase of approximately $10.8 million and $1.9 million, respectively, of property and equipment. This increase was primarily due to the purchase of equipment to complete the transceiver module production factory as well as other factory production and research and development equipment. Additionally, our investing activities for the 2000 and 1999 periods included the purchase of approximately $23.7 million and the sale of $11.0 million of investments, respectively.

Cash provided by financing activities for the nine months ended September 30, 2000 and 1999 generated approximately $90.3 million and $10.7 million, respectively. Financing activities for the 2000 period included net proceeds of approximately $86 million from the initial public offering and net borrowings of $4.4 million under loans for capital equipment. For the 1999 period financing activities included proceeds from the sale of approximately 2.1 million shares of convertible preferred stock for $10.5 million.

In February 2000, we entered into an agreement with a financial institution to borrow up to $9.0 million in 2000 for capital equipment purchases, furniture and software. Up to $5.0 million of the borrowings are repayable over four years and will bear interest at an annual rate of 13 % and up to $4.0 million is repayable over three years with an annual rate of interest of 10.4 %. The agreement includes no financial covenants and the specific equipment, furniture and software purchased with the borrowings will serve as security for the loans. Under the agreement, we issued 26,667 warrants to purchase our common stock with an exercise price of $13.50. As of September 30, 2000, we had approximately $2.7 million of available borrowings under this agreement.

We are obligated to pay lease payments of approximately $9.0 million over the lease periods of our operating leases, with $2.2 million due over the next 12 months. The lease obligations include approximately $6.2 million for a seven-year lease for our new manufacturing and office space we occupied in the first quarter of 2000. In conjunction with this lease agreement, we secured a $1.4 million letter of credit in favor of the landlord with cash.

We anticipate capital expenditures for the next twelve months will be in the range of $10 to $15 million, including amounts for expansion of our final assembly and testing capacity, additional software tools and necessary expenditures to support expected headcount growth. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

We expect our cash requirements will continue to increase over the next 12 months, as we continue our research and development efforts, hire and expand our sales, support, marketing and product development organizations, grow our administrative support activities, and expand our leased facilities. Additionally, as our business volumes grow we anticipate a significant cash requirement for working capital growth and capital expenditures. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents and investments on hand and availability under our capital equipment financing line should be sufficient to fund our operations for at least the next 12 months.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain the our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and investment grade non-government debt securities. These securities are of a short-term nature with an immaterial portion invested in long-term securities. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

  Exhibit
  Number          Description
  ------          -----------

    27            Financial Data Schedule.


    (b)  Reports on Form 8-K

         None

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Triton Network Systems, Inc.
                                              (Registrant)



Date: November 14, 2000                        /s/ Kenneth R. Vines
                                               --------------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer

                          Triton Network Systems, Inc.

                               Index of Exhibits
                               -----------------

Exhibit No
----------

    27            Financial Data Schedule.