Form 10-K405
period 2000-12-31
TRITON NETWORK SYSTEMS INC
filed 2001-04-02
CIK 1050250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER: ____________

                          TRITON NETWORK SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              59-343450
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                             8529 SOUTH PARK CIRCLE
                             ORLANDO, FLORIDA 32819
                                 (407) 903-0900
    (ADDRESS, INCLUDING ZIP CODE, OR REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
                   AND TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $41,282,000 as of February 2, 2001 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on March 2, 2001 was 34,999,116 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

================================================================================

                          TRITON NETWORK SYSTEMS, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                                    PAGE
                                                                                                                    ----

PART I ...........................................................................................................    1

         ITEM 1.      Business....................................................................................    1
         ITEM 2.      Properties..................................................................................   10
         ITEM 3.      Legal Proceedings...........................................................................   11
         ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................   11

PART II ..........................................................................................................   12

         ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................   12
         ITEM 6.      Selected Financial Data.....................................................................   13
         ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......   14
         ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risks.................................   25
         ITEM 8.      Financial Statements and Supplementary Data.................................................   26
         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   26

PART III .........................................................................................................   27

         ITEM 10.     Directors and Officers of the Registrant....................................................   27
         ITEM 11.     Executive Compensation......................................................................   27
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management..............................   27
         ITEM 13.     Certain Relationships and Related Transactions..............................................   27

PART IV  .........................................................................................................   28

         ITEM 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................   28

                                     PART I

FORWARD LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, continue or the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the introduction and development of new products; product improvements and new services; the success of our technologies; increasing demand for broadband communications; potential future acquisitions; gross margin expectations; growth in our research and development and general and administrative expenses; and expectation that our new capital equipment financing, combined with our cash and cash equivalents, being sufficient to fund our anticipated operating needs for the next 12 months. These and equivalent statements are only predictions. In evaluating such statements, you should consider various factors, including the risks outlined under "Risk Factors" in this Form 10-K, as well as identified in our other filings with the Securities and Exchange Commission. These factors may cause actual events or results to differ materially from those expressed or implied by any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


ITEM 1.  BUSINESS

INTRODUCTION

         Triton Network Systems, Inc. was incorporated in the state of Delaware on March 5, 1997 and is based in Orlando, Florida. We provide broadband wireless equipment that enables communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. Our Invisible Fiber(R) products combine high transmission speeds and the reliability of fiber optic networks with the flexibility, low cost and rapid deployment of wireless technologies. Our products meet the same carrier class standard of reliability used for fiber optic networks, and can be seamlessly incorporated into existing fiber optic and wireless networks or used to build new networks. Our products feature proprietary technologies that enable service providers to install more units in a service area than would be possible with conventional broadband wireless technologies, permitting them to serve more users and generate more revenues.

         We have designed our Invisible Fiber products for deployment in consecutive point networks. In a consecutive point network, communications traffic can flow in either direction around a ring of point-to-point wireless links, creating multiple transmission paths and reducing the risk of service interruptions. Consecutive point networks are scalable and flexible, allowing a service provider to quickly reconfigure, divide or expand the ring of wireless links to address changes in the size or geographic location of the service provider's customer base. We currently offer two product lines: our Invisible Fiber Internet product line for Internet service providers and our Invisible Fiber SONET product line. SONET stands for synchronous optical network, a standard for transmission of high-volume communications in fiber optic networks.

         Subsequent to our acquisition of IBM's modem product line in March 2000, we have provided modem chips and engineering design services to a wireline equipment company. We continue to sell modem chips and engineering design services to our existing customer and expect to offer these products and services to other companies in 2001.

         In early 2001, we signed a multi-year agreement with Agilent Technologies to distribute and resell, on an exclusive basis, a new broadband wireless product, which operates in the 60 Gigahertz unlicensed frequency. We expect to sell this product, beginning in late 2001, to companies who do not have frequency licenses, which could significantly expand our customer base.

TRITON NETWORK SYSTEMS SOLUTION

         We believe that our wireless solution overcomes the limitations and inefficiencies inherent in other wireless technologies, and provides service providers with the following key competitive advantages:

         High Speed Network Service. Our products enable the delivery of symmetrical, high-speed voice, video and data services. Our current Invisible Fiber Internet product allows Internet service providers to provide their customers Internet access at Fast Ethernet speed, which is an industry standard for transmission speeds of 100 Mbps. Such speed allows business users to download in seconds media-rich files that would require minutes to download using a dedicated T1 line. Our current Invisible Fiber SONET products transmit data at 155 Mbps, and offer the same capacity as 84 conventional T1 lines or in international markets, 63 conventional E-1 lines. We expect to begin delivering Invisible Fiber SONET products that transmit data at 622 Mpbs in the first half of 2001.Such high speed facilitates the adoption of emerging on-line business models such as the use of application service providers.

         High Reliability and Availability of Service. We design our products to match carrier class reliability standards, including 99.999% availability and error rates of less than one error per trillion bits transmitted. This enables our customers to provide their subscribers the same high reliability and availability offered by incumbent carriers. Our consecutive point networks transmit communications in both directions around a ring of linked Invisible Fiber units. If one transmission path is disrupted, signals immediately reroute in the opposite direction around the ring and no interruption of service occurs. Other broadband wireless products are more vulnerable to service interruptions because they have only one transmission path.

         As a result, these transmissions may fail whenever the line of sight between points in a wireless link is temporarily blocked by moving objects or adverse weather conditions.

         Rapid Deployment and Potential for Rapid Return on Investment. Service providers can deploy our products and begin providing their subscribers with broadband access in significantly less time and at a lower cost than they would be able to do using fiber optic networks or point-to-point or point-to-multipoint wireless networks. Service providers can install our Invisible Fiber products on rooftops or sides of buildings in a matter of hours. Each of our products uses the same communicating standards and physical connections used in fiber optic networks so that service providers may easily integrate our products into their networks. As a result, service providers can rapidly add subscribers and generate revenue to offset the fixed costs associated with entering new markets. Our solutions also use radio frequency efficiently and maximize the reuse of a service provider's licensed radio frequency. This enables service providers to reach more subscribers with their licensed radio frequency, generating greater revenue by spreading the fixed cost of the licensed frequency over a larger subscriber base. Lifecycle costs are further reduced because carriers can easily redeploy and reuse our products as customer needs change.

         High Density Deployment. Our products enable service providers to maximize the number of Invisible Fiber units that may be installed and the number of subscribers that may be served in the area covered by the service provider's licensed radio frequency. Our proprietary power control technology automatically adjusts the power output of each unit to the minimum level necessary for reliable transmission. In addition, our antenna design ensures that transmissions between Invisible Fiber units travel along extremely narrow pathways. These features minimize radio interference among Invisible Fiber units and other wireless equipment operating in a service area. By minimizing radio interference, we enable service providers to use their licensed radio frequencies to support more customers within a service area.

         We believe that no other broadband wireless products match our power control capability. In particular, point-to-multipoint systems cannot do so because the base station must transmit at power levels high enough to communicate with the most hard-to-reach subscriber unit, which, due to geography and weather, means the signal may be broadcast further than necessary in other directions. The excess transmission power increases interference between wireless links and reduces the number of customers that may be served by a service provider within the service area covered by its licensed radio frequencies.

         Highly Flexible. We design our products to enable service providers to quickly configure, expand and relocate their networks. Our consecutive point architecture is scalable. Service providers can deploy Invisible Fiber units incrementally as demand for their services increases, allowing them to match capital outlays with subscriber growth. Additionally, our consecutive point network can take any shape, including a ring or a mesh, allowing service providers to connect both broadly dispersed subscribers as well as those in dense service areas. If a ring reaches capacity, the service provider can easily split the ring in two or add a ring by deploying a small number of additional Invisible Fiber units without interrupting services to existing customers.

THE TRITON NETWORK SYSTEMS STRATEGY

         Our goal is to be a leading worldwide provider of broadband wireless equipment. We recognized our initial revenues in the first quarter of 2000 and recorded $26.2 million of revenues in 2000.We plan to achieve this goal by:

INCREASING SALES TO EXISTING CUSTOMERS

         We have supply agreements with a number of domestic and international customers, including a value-added reseller in Asia and global OEM agreement with Nortel Networks, an exclusive distribution and value-added reseller agreement with Agilent Technologies.

         Our sales and engineering personnel work closely with our customers to ensure they are using our solutions to their maximum benefit, and to promote the use of our solutions in additional locations and applications. We intend to build upon the recent acceptance of our initial products and the introduction of new products to become a leading provider of broadband wireless access equipment to these and other service providers. We intend to increase our visibility as a provider of broadband wireless access network solutions and believe that our increased visibility as a solutions enabler will generate additional sales.

EXPANDING OUR CUSTOMER BASE

         We plan to increase sales of our products to new customers. Our products provide capabilities not previously available from wireless vendors. We will continue to inform potential customers about the competitive advantages offered by our unique consecutive point network solution and our Invisible Fiber products. We believe it is important to take a targeted approach to the implementation of our sales strategy, and we have identified a number of key markets and prospective customers as having the potential for large-scale deployment of our products. We assign each key opportunity to a single prime sales manager who is responsible for managing the overall business winning strategy and prospect/channel/customer relationships. Our sales personnel work closely with our current and potential customers/channels to coordinate network design, ensure successful installation and provide continuous customer support. We also expect to expand our domestic and international customer base through our existing global OEM and Asian value-added reseller, along with new business relationships we are considering for 2001. Our recent exclusive distribution and reseller agreement with Agilent Technologies should enable us to sell to customers who do not have spectrum licenses.

MAINTAINING AND EXTENDING PRODUCT AND TECHNOLOGY LEADERSHIP

         We believe that we are currently a technology leader in developing broadband wireless solutions for consecutive point networks and other traditional wireless deployment architectures. Our Invisible Fiber Internet and Invisible Fiber SONET products can achieve fully dedicated 100 Mbps and 155 Mbps/622 Mbps data rates, respectively. No other broadband wireless solution known to us can achieve comparable data rates across a network, while maintaining carrier class reliability. We intend to maintain and extend our technology leadership through continued research and development and, where appropriate acquisitions of complimentary businesses, products and technologies, such as our acquisition of broadband modem technology from IBM. We will continue to develop products that address the competitive demands of service providers and enable them to deploy differentiated and profitable services to their subscribers. In this regard, we are enhancing the performance of our existing products and developing new products that operate at different frequency bands and higher bandwidths. We will also continue to provide engineering design services and provide modem chips to wireline companies.

CONTINUING TO PURSUE INTERNATIONAL MARKET OPPORTUNITIES

         We believe that there is a significant market opportunity for our products in international markets where government authorities have granted or have indicated they intend to license radio frequency to wireless service providers. We continue to expand our focused approach in international markets with a current emphasis on Japan, China and Canada. We have obtained regulatory approval to deploy our products in Canada and Japan, with a number of other international country approvals in process. We have formulated a sales and marketing strategy for each key international market. We have opened a sales office in Japan; entered into a value-added reseller agreement in Asia; signed a global OEM agreement with Nortel Networks and in early 2001 signed an exclusive distribution and value-added reseller agreement with Agilent Technologies. We may consider additional strategic relationships in the future.

PRODUCTS AND TECHNOLOGY

KEY TECHNICAL FEATURES

         We currently offer two broadband wireless product lines: our Invisible Fiber Internet product line for Internet service providers and our Invisible Fiber SONET product line for communications service providers who offer voice and data services. Both product lines use our proprietary technology. Key technical features common to our products include:

         - 99.999% Availability at 1 Bit per Trillion Error Rate. We have designed all of our products to maintain a connection between links 99.999% of the time, corresponding to approximately five minutes of down time per year, with bit error rates of one bit per trillion or better, even under adverse weather conditions. This means that only one error bit occurs for every approximately 2.8 hours of operation of our current Invisible Fiber Internet products, and for every approximately 1.7 hours of operation of our current Invisible Fiber SONET products. Bit error rate is a measurement of transmission quality expressed as a ratio of the average number of bits containing errors in the total number of bits transmitted. Our bit error rate performance is equivalent to those typically found in fiber optic networks. Our consecutive point network design allows communications traffic to travel in two directions, which minimizes service interruptions.

         - High Bandwidth Data Rate. Our current Invisible Fiber SONET products transmit data at speeds of 155 or 622 Mbps and our Invisible Fiber Internet products transmit data at speeds of 100 Mbps. This provides service providers the capacity needed to support broadband applications, such as simultaneous voice, video and data services.

         - 50 Decibels Power Control. Our proprietary power control technology dynamically modifies our products' transmitter output to minimize the power employed while maintaining bit error rates of one bit per trillion or better. Each Invisible Fiber unit in a link constantly measures the signal of the other unit in that link in order to compensate for interference caused by adverse weather conditions and radio frequency sources. Each Invisible Fiber unit automatically reduces its power to the minimum level required for reliable transmission, enabling dense urban deployments of our products and maximizing reuse of the licensed radio frequency of our customers. Our products feature 50 decibels of power control range, which means the maximum power strength is 100,000 times the minimum power strength. This power control range is up to 1,000 times greater than is typically found in conventional broadband wireless equipment.

         - Narrow Beam Transmission Technology. Our products use advanced antennas to transmit signals along extremely narrow, direct pathways. By so confining transmissions, we minimize interference among Invisible Fiber units and are able to deliver a high quality, reliable and secure signal, while significantly extending the distance between transmitters and receivers. This further enables dense urban deployments and flexible network configurations.

         - High System Gain. Our products can transmit up to two watts of power, while maintaining less than approximately 5 decibels of system noise. These capabilities yield system gain for our products of between 162 and 177 decibels. System gain is a measurement of the overall transmission and reception performance of a radio link. Higher system gain means a better ability to maintain transmission quality and overcome signal loss created by adverse weather conditions or interference from other wireless equipment operating in a service area.

         - Standard Network Management Protocol Software. We support our products with a full suite of network management tools designed to be easily integrated with our customers' overall network platforms. This allows customers to monitor network performance and troubleshoot difficulties remotely from multiple locations using different industry standard computing platforms.

         - Single Outdoor Unit. Each Invisible Fiber unit is a single self-contained outdoor unit, not separate indoor and outdoor units connected via coaxial cable, a configuration that is typical of other broadband wireless systems. Because our products do not have an indoor unit, service providers avoid the expense of leasing equipment space inside the buildings they use to install our products. Within a building, fiber optic cable connects our products directly to a customer's network. Fiber is more flexible than coaxial cable and it can be installed and operated over longer distances, making network connections easier and more cost-effective and enabling corporate campuses to use our products to complement existing fiber networks. The use of fiber also eliminates the possibility that a voltage surge caused by lightning striking one of our units will damage a customer's equipment or interrupt service.

         - Standard Fiber Optic Cable Connection. A standard fiber optic cable connection is imbedded in each of our products. This enables service providers to connect their equipment to our products using standard fiber optic cable and equipment. This capability allows service providers to easily install our equipment in their networks and eliminates the need for expensive connection equipment at each point in their networks.

         - Innovative External Packaging and Ease of Installation. Our products are designed to blend with the architectural design of the sites to which they are fixed. The antenna and all other components of the radio are packaged inside the unit's compact, streamlined, paint-ready housing. Our patent-pending mounting hardware permits direct mounting of units to a pole or the wall of a building. These design features provide advantages to operators when they pursue roof rights and make installation and maintenance of our products quick and inexpensive.

INVISIBLE FIBER INTERNET PRODUCT LINE

         Our Invisible Fiber Internet products enable service providers to offer their subscribers reliable Internet access at higher speeds than all other technologies except dedicated fiber and at cost levels comparable to or better than those associated with other technologies. We have designed these products to support high-bandwidth data applications over the Internet, such as large file transfers, video conferencing, live video streaming and electronic commerce, as well as business networking among local area networks, metropolitan area networks and wide area networks. We currently offer Invisible Fiber Internet products for the 38 Gigahertz frequency and the 28, 29 and 31 Gigahertz frequencies and we are developing additional products for other frequencies above 20 Gigahertz, including an unlicensed frequency 60 Gigahertz product that we will source from Agilent Technologies, in the second half of 2001.

         We have designed our Invisible Fiber Internet products for deployment in consecutive point networks in large metropolitan areas. Each Invisible Fiber Internet unit contains a transmitter, a receiver, a modem and our proprietary network interface card. Each Invisible Fiber Internet unit forwards data without regard to content. Our current Invisible Fiber Internet products are able to examine incoming data from the network to determine if data is addressed to customers at that location. The unit delivers traffic to the local customers and inserts traffic from these customers into the transmission stream. Non-local traffic is switched through the unit and forwarded across the consecutive point network bypassing the local building where the unit is located. This switching functionality ensures that only data destined for a specific location will be transmitted to that location's local network, thereby reducing bandwidth consumption on the local network and improving response times.

         Our current Invisible Fiber Internet products use a 100 Megahertz channel pair, consisting of a 50 Megahertz transmit channel and a 50 Megahertz receive channel, to carry data at a rate of approximately 120 Mbps in each direction over a link. The user's traffic accounts for 100 Mbps of the total data rate. Error correction and our proprietary power control and radio network management technologies account for the remaining 20 Mbps. This is a differentiating feature of our current Invisible Fiber Internet products, as we deliver a fully dedicated 100 Mbps for use by service providers.

INVISIBLE FIBER SONET PRODUCT LINE

         Our Invisible Fiber SONET products enable service providers who offer voice and data services to build and extend networks more quickly and cost-effectively than they would be able to using fiber. We have designed our products so that they can be connected directly and transparently to standard telecommunications equipment. This enables rapid installation of our products into existing networks. We currently offer Invisible Fiber SONET products for the 38 Gigahertz frequency and the 28, 29 and 31 Gigahertz frequencies and we are developing additional products for other frequencies above 20 Gigahertz,

         Each Invisible Fiber SONET unit consists of a transmitter, a receiver, a modem and our proprietary network interface card. Each unit forwards data without regard to content. Our Invisible Fiber SONET units utilize proprietary technology to maintain high-quality synchronization timing signals. Synchronization ensures lower bit error rates and high availability. Our high quality synchronization enables more efficient deployment of a large network. Because our synchronization capabilities are embedded in our Invisible Fiber SONET units, our customers do not have to rely on costly external synchronization solutions.

         Our current Invisible Fiber SONET products use a 100 Megahertz channel pair, consisting of a 50 Megahertz transmit channel and a 50 Megahertz receive channel, to carry data at a rate of approximately 190 Mbps in each link. The users network traffic accounts for 155 Mbps of the total data rate. Error correction and our proprietary power control and radio network management technologies account for the remaining 35 Mbps. This is a differentiating feature of our Invisible Fiber SONET products, as we deliver a fully dedicated 155 Mbps for use by service providers.

         We expect to begin field trials in the first half of 2001 with our new higher speed Invisible Fiber SONET product which will carry data at an approximate rate of 691 Mbps. The core network traffic accounts for 622 Mbps of the total data rate.

MODEM CHIPS AND ENGINEERING DESIGN SERVICES

         Subsequent to our acquisition of IBM's modem product line in March 2000, we have provided modem chips and engineering design services to a wireline equipment company. We continue to sell modem chips and engineering design services to our existing customer and expect to offer these products and services to other companies in 2001.

CUSTOMERS AND MARKETS

         We target service providers worldwide that have licensed radio frequency spectrum suitable for high-speed services or are planning to acquire such a license to deliver high-speed services to subscribers.

         Our targeted customers are typically planning medium to large scale deployments of wireless broadband equipment during the next two years. We also sell and market modem chips and engineering design services to wireline and other markets that do not compete with us.

         In 2000, three customers each constituted in excess of 10% of our revenues, Advanced Radio Telecom, CAVU and Kestrel Solutions. We have three year supply agreements with Advanced Radio Telecom (ART) and CAVU to supply Invisible Fiber Internet and SONET products and we began shipping to both companies during the first half of 2000. We have been supplying modem chips and providing engineering services to Kestrel Solutions, a privately held, wireline equipment company, since the second half of 2000.

         We also have multi-year supply agreements with XO Communications, CenturyTel, and Fusion Communications in Japan. Additionally, we have a multi-year global OEM agreement with Nortel Networks, and a multi-year value added reseller agreement with CommVerge Solutions in ASIA.

SALES AND MARKETING

         We primarily sell our products on a global basis through our direct sales force. Additionally, we have a global OEM relationship with Nortel Networks and a value-added reseller in Asia, CommVerge Solutions.

         As we expand into additional international markets, we expect to utilize a combination of our direct sales force and current and future OEM and value-added reseller relationships.

         Key Account Management. We rely on key account management teams to drive sales to those domestic and international customers who have the greatest potential for large-scale network deployments of our products. Once we identify a key account, we organize a key account management team to oversee and coordinate all aspects of our relationship with the customer. Each key account management team consists of an account manager, technical support personnel, including engineers, and a program manager. The account management team focuses on understanding the customer's business needs and positioning our products as solutions for those needs, and is responsible for coordinating order flow, revenue, new market/product penetration and management of competitive risks

         Marketing Efforts. The principal goal of our marketing program is to inform existing and potential customers about the capabilities and benefits of our products, particularly when deployed in consecutive point networks. We are also committed to developing and enhancing brand awareness of our company and products. Our marketing efforts include advertising, public relations, participation in and organization of industry trade shows and conferences, and our web site.

CUSTOMER SERVICE AND SUPPORT

         We are committed to providing our customers with high levels of service and support. We provide the documentation and training programs tailored for our customers needs. Standard as well as customized training programs are offered in Orlando, Florida but can also be done remotely at a customer location. Our sales, network and field engineering teams support our customers during network planning, design, installation commissioning and troubleshooting. Our Orlando based Technical Assistance Center is staffed to support timely responses to customer inquiries and questions.

         Our network operations control center gives us and our customers the capability to remotely monitor the in-network performance of our products and diagnose and address problems that may arise. We assist our customers in utilizing our network operations control software within their own internal network operations control centers.

MANUFACTURING AND OPERATIONS

         We currently purchase the majority of the components used in our products from third parties, who manufacture the components based on our proprietary designs and specifications. We assemble these components at our manufacturing facility in Orlando, Florida and conduct extensive testing of the finished products. Our proprietary test procedures require skilled technicians and customized equipment.

         The technology underlying our transceiver modules was developed by Lockheed Martin for use in advanced radar systems. Until the fourth quarter of 2000, we purchased transceiver modules from Lockheed Martin on a cost-plus basis, which means Lockheed Martin's actual cost incurred plus a fixed percentage fee. Beginning in the fourth quarter of 2000, we began producing the transceiver modules in our new factory in Orlando. As a result, we early terminated our contract with Lockheed Martin at the end of 2000. We will produce 100% of the transceiver modules in 2001.

         In addition, we have single source suppliers for synthesizers, housings and high-powered amplifiers. Additional single or sole source components may be incorporated into our products in the future. We are however, working with and developing additional suppliers to secure multiple sources for our components to mitigate components, modules and sub-assemblies whenever it is economically feasible while not compromising our proprietary technologies and processes. We internally produce or control the production of those elements that are proprietary and can provide us with flexibility, high quality levels and other advantages in the marketplace.

RESEARCH AND DEVELOPMENT

         We have organized the components used in our products into proprietary modules that are designed to incorporate the flexibility we will need to develop future generations of products without significant design changes. Our proprietary software, which is common to all our products, can be used, with minor modification, to extend our product lines. We are pursuing several development projects, including:

         -        adapting our products to additional frequency bands;

         -        increasing data transmission speeds;

         -        continuing to improve our power control technology;

         -        continuing to improve the ease of deployment of our products;

         -        minimizing production costs; and

         -        developing additional software functionality.

         During 1998, 1999, and 2000, we expensed $8,494,207, $12,631,231, and
$22,939,352, respectively, in research and development expenses.

COMPETITION

         The market for broadband wireless equipment is rapidly evolving, fragmented, highly competitive and subject to rapid technological change. A number of large telecommunications equipment suppliers, such as DMC Stratex Networks, Inc, Harris Corporation and P-Com Inc., as well as a number of smaller companies, such as Ceragon Networks Ltd., have developed or are developing products that compete with ours. Some of our competitors are substantially larger than we are, have longer operating histories and have greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Some also have greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, our competitors may be able to respond more quickly to evolving industry standards and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share rapidly. We also expect that industry consolidation could increase competition. We expect to face increasing competitive pressures from both current and future competitors. Increased competition could result in reduced demand for our products, price reductions and reduced gross margins for our products, any of which could seriously harm our business.

         The rapid technological developments within the broadband wireless equipment industry result in frequent changes to our group of competitors. The principal competitive factors in our market include:

         -        product availability;

         -        relationships with network service providers;

         -        product performance, features and inter-operability;

         -        product development and enhancement;

         -        price;

         -        ability to manufacture and distribute products; and

         -        technical support and customer service.

         Although we believe that our products compete favorably on these factors, our market is relatively new and is developing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, services, technical and other resources.

         Our broadband wireless solutions also compete with other high-speed solutions such as digital subscriber lines, coaxial cable, fiber optic cable, satellite and point-to-multipoint and point-to-point wireless technologies. Many of these alternative technologies utilize existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. We expect to face increasing competitive pressures from both current and future technologies in the broadband access market.

INTELLECTUAL PROPERTY

         Our success and ability to compete are substantially dependent upon our internally developed technology and the proprietary technology we license from Lockheed Martin. To protect our proprietary technology, we generally limit access to our technology, treat portions of our technology as trade secrets and obtain confidentiality or non-disclosure agreements from persons with access to our technology. All of our employees have signed our standard confidentiality agreement. This agreement prohibits the employees from disclosing our confidential information, technology developments, and business practices and from disclosing any confidential information entrusted to us by other parties. All of our consultants who have access to our confidential information have signed an agreement requiring them to keep confidential and not disclose our non-public, confidential information.

         To date, we have filed 35 patents in U.S. and other jurisdictions around the world. We cannot assure you that any of our patent applications will result in issued patents or that any patents, if issued, will provide us with competitive advantages. We have also applied for federal trademark registration of Triton Network Systems, Invisible Fiber, Consecutive Point and our logo. This report also contains other trademarks, service marks and trade names that are the property of other parties. We also claim common law protections for other marks we use in our business. We cannot assure you that any of our trademark applications will be granted. If we were to discover that any of our products violated the intellectual property rights of a third party, we might be unable to redesign our product to avoid violating their rights, and we might be unable to obtain a license on commercially reasonable terms to use their intellectual property. Moreover, we may be prevented from continuing to sell that product, which could cause us to lose sales.

         Our intellectual property rights, and our ability to enforce those rights, may be inadequate to prevent others from using our technology or substantially similar technology they may independently develop. The use of that technology by others could eliminate any competitive advantage we have, cause us to lose sales and otherwise harm our business. A significant portion of our proprietary technology is know-how, and employees with know-how may depart before transferring their know-how to other employees. Moreover, the laws of other countries where we market our products may afford even less protection for our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and costly, even if we were to prevail.

         Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the broadband access market have extensive patent portfolios with respect to telecommunications technology. Disputes in this area are frequent and subject to inherent uncertainties. We cannot assure you that we will not be involved in such a dispute, nor can we assure you that such a dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition.

         From time to time, other third parties, including leading companies, have asserted against others and may assert against us exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. Any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business would be harmed

EMPLOYEES

         As of December 31, 2000 we had a total of 283 employees in our operations, primarily all of whom were based in the United States, including 103 in research and development, 54 in selling and marketing, 87 in manufacturing and operations and 39 in finance and administration. We are not a party to any collective bargaining agreement. We believe that our relations with our employees are good. In January, we announced that we were taking a number of actions to control expenses and conserve cash, including a 10% reduction in workforce. As a result, we will provide approximately $500,000 of expenses in the first quarter of 2001 for costs associated with these actions, including severance and related costs.


ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Orlando, Florida and comprise approximately 37,000 square feet. The lease for our headquarters expires in February 2007. We currently lease approximately 75,000 square feet of manufacturing and engineering space located in Orlando, Florida. The lease for this facility expires in February 2007. Additionally, with our acquisition of IBM's broadband modem product line, we sublease approximately 17,000 square feet of engineering space located near San Diego. This lease expires in September 2001 and we have an option to renew it for an additional six months thereafter. We currently lease an office in Tokyo, Japan, which expires in December 2001 and comprises approximately 1,000 square feet. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to materially harm our business or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Our common stock has been quoted on the Nasdaq National Market under the symbol "TNSI" since our initial public offering in July 2000. Prior to this time, there was no public market for our stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of February 28, 2001 there were 455 holders of record of our common stock.

                                                                        SALE PRICE
                                                                     -----------------
                                                                      HIGH       LOW
                                                                     ------    -------
FISCAL 2000:
   Third Quarter (from July 13, 2000) ...........................    $ 44.69   $ 11.19
   Fourth Quarter................................................    $ 12.94   $  1.94

         On July 17, 2000, we completed our initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-31434). In the IPO, we sold an aggregate of 6,325,000 shares of common stock (including an over-allotment option of 825,000 shares) at $15 per share. The aggregate net proceeds to the Company were approximately $86 million, after deducting underwriting discounts and offering expenses of approximately $9 million. The proceeds have been and will be used for general corporate purposes, including working capital and capital expenditures.

ITEM 6.  SELECTED FINANCIAL DATA

         You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and our consolidated financial statements and the notes included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 were derived from the consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the period from inception to December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 are derived from our financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                           PERIOD FROM                            YEAR ENDED
                                                          MARCH 5, 1997      ------------------------------------------------
                                                       (INCEPTION) THROUGH                       DECEMBER 31,
                                                           DECEMBER 31,      ------------------------------------------------
                                                               1997              1998              1999               2000
                                                       -------------------   ------------      ------------      ------------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues .............................................     $         --      $         --      $         --      $     26,238
Cost of revenues:
   Special inventory component write-off .............               --                --                --             1,190
   Other .............................................               --                --                --            25,877
                                                           ------------      ------------      ------------      ------------
      Total cost of revenues .........................               --                --                --            27,067
                                                           ------------      ------------      ------------      ------------
Gross profit (loss) ..................................               --                --                --              (829)
Operating expenses:
   Manufacturing and operations ......................               --             2,326             7,990                --
   Research and development ..........................            1,895             8,494            12,631            22,939
   Selling and marketing .............................              162             2,445             6,111            12,144
   General and administrative ........................              501             1,748             4,473             7,131
   Royalty expense ...................................               --             2,800                --                --
   Amortization of intangible assets .................               --                --                --             5,822
   Amortization of deferred compensation .............               --               292             1,561             1,595
                                                           ------------      ------------      ------------      ------------
      Total operating expenses .......................            2,558            18,105            32,766            49,631
                                                           ------------      ------------      ------------      ------------
Loss from operations .................................           (2,558)          (18,105)          (32,766)          (50,460)
Other income (expense):
   Interest income ...................................               86             1,066             1,337             3,682
   Interest expense ..................................               --              (160)             (426)           (1,005)
   Other .............................................               (3)              (25)                1              (420)
                                                           ------------      ------------      ------------      ------------
      Total other income .............................               83               881               912             2,257
                                                           ------------      ------------      ------------      ------------
Net loss .............................................     $     (2,475)     $    (17,224)     $    (31,854)     $    (48,203)
                                                           ============      ============      ============      ============
Net loss per share--basic and diluted ................     $      (1.01)     $      (5.07)     $      (6.67)     $      (2.51)
                                                           ============      ============      ============      ============
Shares used in per share calculations--basic
   and diluted .......................................        2,456,995         3,395,300         4,776,567        19,191,226
                                                           ============      ============      ============      ============
Pro forma net loss per share:
   Net loss per share--basic and diluted .............     $      (0.74)     $      (1.30)     $      (1.64)     $      (1.61)
                                                           ============      ============      ============      ============
   Shares used in per share calculations--basic
      and diluted ....................................        3,344,666        13,265,015        19,400,204        29,928,655
                                                           ============      ============      ============      ============


                                                                                     AS OF DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                               1997              1998              1999               2000
                                                           ------------      ------------      ------------      ------------
                                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term investments ......................           12,476            21,328            46,130            78,897
Working capital ......................................           12,271            18,963            44,180            85,116
Intangible assets ....................................               --                --                --            32,989
Total assets .........................................           12,794            24,440            63,700           156,756
Long-term debt (including current maturities) ........               --             1,899             3,594            10,333
Total stockholder's equity ...........................           12,506            20,424            51,333           132,647

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Risk Factors, and our financial statements and the related notes included elsewhere in this Form 10-K.

OVERVIEW

         We provide broadband wireless equipment that enables communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. We currently offer two product lines: our Invisible Fiber Internet product line for Internet service providers and our Invisible Fiber SONET product line for communications service providers. Subsequent to our acquisition of the broadband modem product line from IBM at the end of the first quarter of 2000, we began supplying modem chips and providing engineering design services to an existing wireline customer.

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

         We began supplying our Invisible Fiber products for use in field trials during the second half of 1999 and recognized our first revenue in the first quarter of 2000. During 2000, our revenues increased from approximately $3.5 million in the first quarter to approximately $9.5 million in the fourth quarter, and we signed supply agreements with a number of companies. We sell our products through our direct sales force to service providers in North America and Japan who have government licenses to provide wireless services. In addition, we have a non-exclusive agreement with a value added reseller in Asia and a non-exclusive global Original Equipment Manufacturer agreement with Nortel Networks.

         Revenues. We recognize product revenues at the time of shipment provided no significant obligations remain and collection is probable. We have supplied products to potential customers for use in several field trials. We do not recognized revenues from field trials since the customer can typically return the product with no payment or further obligation to us.

         Cost of Revenues. Cost of revenues consists of component and material costs, direct labor, manufacturing, customer service and estimated warranty costs.

         Manufacturing and Operations. Historically, manufacturing and operations consisted of procurement, assembly and support personnel, product, technical assistance, training and documentation expenses, less amounts capitalized as part of inventory. Concurrent with our recognition of revenues beginning in the first quarter of 2000, we began classifying manufacturing and operations expenses as cost of revenues.

         Research and Development. Research and development expenses consist primarily of compensation and related personnel costs, third party engineering costs and prototype costs related to the design, development, testing and enhancement of our products. We expense research and development costs as they are incurred.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and related support functions, the costs associated with customer field trials that we fund and promotional and other marketing expenses.

         General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, information systems and human resources personnel, professional fees and other general corporate expenses.

         Deferred Compensation. In connection with the grant of certain stock options to employees during the years ended December 31, 1998, 1999 and 2000, we recorded deferred compensation of approximately $5.8 million representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized as charges to operations on an accelerated basis over the vesting period consistent with the method described in Financial Accounting Standards Board Interpretation No. 28.

         Historically, we have incurred significant losses. As of December 31, 2000, we had an accumulated deficit of approximately $99.8 million. We expect to incur substantial losses for the foreseeable future. We expect to incur significant research and development, selling, marketing and general and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never achieve profitability.

         During 2000, we had three customers that each constituted more than 10% of our revenue. We expect that in 2001 the majority of our revenue will be generated from a limited number of customers. As a result, our revenue volume from one quarter to the next will be dependent on the timing of purchasing decisions of these few customers. Certain of our customers will require additional financing in the future to continue to purchase our products and build out their networks. Should these customers be unable to obtain the additional financing, our revenue could be significantly negatively impacted.

         In early 2001, we agreed on a number of actions to further control expenses and conserve cash. These actions, which included a 10% reduction in workforce, should reduce operating expenses, before goodwill and deferred compensation amortization, by approximately 10% from the fourth quarter of 2000. We will provide approximately $500,000 of expenses in the first quarter of 2001 for costs associated with these actions, including severance and related costs.

RECENT ACQUISITION

         On March 31, 2000, we completed our transaction with IBM to purchase IBM's broadband modem product line in exchange for 2.75 million shares of series C preferred stock. This IBM unit developed and sold custom modems to us for use in our products. During 1999, the majority of this unit's sales were to us, with minor sales to one other customer. With the completion of this transaction, we have secured intellectual property and engineering expertise for future modem development, and we believe we will lower the cost of manufacturing our products.

         The total value of the consideration for the transaction was approximately $41.3 million, with approximately $2.3 million being allocated to net assets and approximately $39.0 million to intangible assets, which consist of patent and patent application licenses and patent disclosures. If the transaction had taken place on January 1, 1999, on a pro forma basis, our revenue and net loss for 1999 would have increased by approximately $0.3 million and $11.2 million or $2.34 per share, respectively. The pro forma revenue and net loss does not purport to indicate what would have occurred if the purchase had actually occurred on January 1, 1999 or to indicate the results that may occur in the future. We plan to focus on further development of the modem technology we have acquired from IBM to improve and enhance our products. Additionally, we now believe that we can utilize a portion of the employees of this operation to provide engineering design services and sell modem chips to existing and future wireline customers. We believe that future research and development expenses of the broadband modem products group subsequent to our acquisition of the IBM unit will be significantly higher than the pro forma amount for 1999. Additionally, the intangible assets will be amortized over five years, or approximately $7.8 million per year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AND 1999

         Revenues. Revenues were $26.2 million for the year ended December 31, 2000, the first year we recognized revenues. Three customers each accounted for more than 10% of our revenues for 2000, including a wireline customer who took delivery of modem chips and paid us for modem engineering design services.

         Cost of Revenues. Concurrent with the recognition of revenues in 2000, we began classifying manufacturing and operations costs as cost of revenues.

         Gross Margin. Excluding a special non-cash inventory charge of $1.2 million recorded in the fourth quarter of 2000, gross margin as a percentage of revenues for 2000 was approximately 1.4%. Gross margin steadily improved during 2000 with gross margin exceeding 14% of revenues in the fourth quarter of 2000. This improvement was due primarily to the higher volume of product shipments and component part cost reductions, and revenues from higher margin modem chips in the last half of 2000. At the end of 2000, management decided not to utilize certain prior generation components in the company's current generation product. As a result, a $1.2 million special non-cash inventory write down was recorded in the fourth quarter of 2000. We expect gross margin as a percentage of revenues to improve in 2001 as our business volumes increase, various cost reduction actions are implemented and as we transition to producing our own receiver and transmitter vs. relying on a subcontractor.

         Manufacturing and Operations. Manufacturing and operations expenses for the year ended December 31, 1999 of $8.0 million, consisted primarily of personnel costs related to the commencement of our final assembly and testing manufacturing efforts and the establishment of our technical assistance center. In addition, the remaining amounts were attributable to facilities, depreciation and production costs related to our manufacturing facility and recently developed production process. Concurrent with our recognition of revenues in the quarter ended March 31, 2000, we began classifying manufacturing and operations expenses as cost of revenues.

         Research and Development. Research and development expenses of $22.9 million for 2000 were $10.3 million higher than in 1999. Nine months of development expenses of the broadband product line acquired at the end of March 2000 accounted for approximately 45% of the increase, while personnel and other related costs, and depreciation associated with development equipment purchases represented approximately 26% and 19%, respectively.

         Selling and Marketing. Selling and marketing expenses of $12.1million for the year 2000 were $6.0 million higher than for the year 1999. The increase was due to the further establishment of a core sales and marketing group, a customer service group and costs associated with supporting several customer field trials. Personnel costs related to the sales and marketing group accounted for approximately 55% of the expense increase. Additionally, 19% of the increase is due to costs associated with the customer service group and 17% related to supporting customer field trials.

         General and Administrative. General and administrative expenses of $7.1million for the year 2000 were $2.6 million higher than 1999. The increase was due primarily to the development of the finance, human resources and information technology groups, and, in the third quarter of 1999, the hiring of our chief executive officer. Personnel related costs accounted for approximately 60% of the increase. Depreciation and professional service costs represented approximately 28% of the increase.

         Amortization of intangibles and deferred compensation. Amortization of intangibles of $5.8 million in the year 2000 relates to the acquisition of the IBM broadband modem product line at the end of March 2000. The annual amortization will be $7.8 million. The amortization of deferred compensation was $1.6 million in both the years 2000 and 1999. This expense relates to the granting of stock options to employees prior to our initial public offering at exercises prices deemed to be lower than the fair market value at the date of grant.

         Interest Income. Interest income of $3.7 million for the year 2000 was $1.3 million higher than for the year 1999. This increase was due primarily to a significantly higher level of cash available for investment in 2000. Net proceeds of our initial public offering in July 2000 were approximately $86 million.

         Interest Expense. Interest expense of $1.0 million for the year 2000 was approximately $0.6 million higher than in 1999 due to a higher level of note and lease financing in 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenues.  We recognized no revenues through December 31, 1999.

         Manufacturing and Operations. Manufacturing and operations expenses increased $5.7 million in 1999 from $2.3 million in 1998 to $8.0 million in 1999. Approximately 52% of the increase was due to higher personnel costs related to the commencement of our final assembly and testing manufacturing efforts and the establishment of our technical assistance center. Approximately 25% of the remaining increase was attributable to facilities, depreciation and production costs related to our manufacturing facility and recently developed production process. The remainder of the increase was attributable to increases in travel, supplies and professional and other service expenses.

         Research and Development. Research and development expenses increased $4.1 million in 1999 from $8.5 million in 1998 to $12.6 million in 1999. The increase was due to an increase in the number of engineering personnel and significant third party contract engineering costs during 1999. Personnel related costs and third party contract engineering expenses represented 30% and 47% of the increase in 1999, respectively.

         Selling and Marketing. Selling and marketing expenses increased $3.7 million in 1999 from $2.4 million in 1998 to $6.1 million in 1999. The increase was due to the establishment of a core sales and marketing group and the increase of advertising, marketing and other costs associated with sales and support activities. Personnel costs related to the establishment of the sales and marketing group and advertising, marketing and other costs accounted for 43% and 41% of the expense increase in 1999, respectively

         General and Administrative. General and administrative expenses increased $2.8 million in 1999 from $1.7 million in 1998 to $4.5 million in 1999. The increase was due to the development of the finance, human resources and information technology groups, and the hiring of our chief executive officer. Personnel related costs accounted for 57% of the increase in 1999 and 29% of the remaining increase consists of depreciation and amortization of fixed assets and legal and accounting costs.

         Royalty Expense. In 1998, we issued a shareholder 1,600,000 shares of common stock in satisfaction of an existing royalty agreement. As a result, we recorded $2.8 million in royalty expenses in 1998, representing the fair market value of the common stock at that time.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had approximately $78.9 million of cash and short-term investments compared to $46.1 million at the end of 1999. In July 2000, we received net proceeds of approximately $86 million from the sale of 6.3 million common shares in an initial public offering. In addition, all outstanding convertible preferred shares were converted into 21,556,469 shares of common stock. The net proceeds from the public offering were initially invested in short-term and long-term securities. Until our initial public offering, we had financed our operations primarily through private sales of approximately $97.7 million of convertible preferred stock as well as through capital leases for capital equipment, furniture and software.

         For the year ended December 31, 2000, we used approximately $46.8 million of cash from operations primarily due to our loss, before depreciation and amortization, of $36.3 million and growth of receivables and inventory of $14.7 million, partially offset by a $4.9 million increase in accounts payable and accrued expenses. For the year ended December 31, 1999, we used approximately $31.5 million of cash from operations primarily due to our net loss, before depreciation and amortization, of $28.9 million.

         Our investing activities in 2000 and 1999 included capital additions of approximately $11.0 million and $4.5 million, respectively. This increase was primarily due to the purchase of equipment to complete the transceiver module production factory as well as other factory production and research and development equipment. Our investing activities in 2000 also included the purchase of approximately $30.4 million short-term investments, compared to the sale of approximately $11.0 million of short-term investments in 1999. We currently believe our capital equipment requirements for 2001 will be in the range of $6.0 million to $8.0 million. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

         In addition to the proceeds from our initial public offering, our financing activities in 2000 included net borrowings of $4.4 million under loans for capital equipment. For the 1999 period, financing activities included proceeds from the sale of approximately 7.1 million shares of convertible preferred stock for $61 million.

         On February 25, 2000, we entered into an agreement with a financial institution to borrow up to $9.0 million in 2000 for capital equipment purchases, furniture and software. During 2000, we borrowed approximately $8.9 million under this agreement, of which $8.2 million was outstanding at December 31, 2000. Of the amount borrowed, approximately $5.9 million is repayable over four years and bears interest at an annual rate of 13% and the balance is repayable over three years and has an annual interest rate of 14%. The agreement includes no financial covenants and borrowings are secured with the specific equipment, furniture and software purchased with the loans. Under the agreement, we issued 26,667 warrants to purchase our common stock with an exercise price of $13.50. The availability of borrowings under this agreement expired in December 2000.

         In March 2001, we entered into a loan agreement with a lending institution to borrow up to $3.0 million of capital purchases in 2001. The loan terms include payments over 3 years and interest at an annual rate of 12%. The agreement includes a minimum cash balance financial covenant.

         Long term debt and capital lease maturities for the next four years are $4.0 million in 2001, $3.1 million in 2002, $2.5 million in 2003 and $1.5 million in 2004.

         We are obligated to make lease payments of approximately $8.6 million over the lease periods of our operating leases, with $2.2 million due over the next 12 months. The lease obligations include approximately $6.1 million for a seven-year lease for our new manufacturing and office space we occupied in the first quarter of 2000. In conjunction with this lease agreement, we secured a $1.1 million letter of credit in favor of the landlord with cash.

         We expect that we will have substantial cash requirements to support our anticipated business growth during the next 12 months. We will continue our research and development efforts and support our customers on a global basis. We anticipate that our revenue will grow and our gross margins will improve as the year 2001 progresses, but we do expect to have a significant net loss in 2001. Additionally, as our business volumes grow we anticipate additional cash will be required to support working capital growth. The amount and timing of cash requirements will depend on market acceptance and customer demand for our products, and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents and investments on hand and availability under our capital equipment financing lines should be sufficient to fund our operations for more than the next 12 months.

OTHER

         On March 30, 2001, the Company became aware that one of its customers intends to file for bankruptcy. At December 31, 2000, the Company had an outstanding accounts receivable balance of approximately $2.7 million from this customer. No allowance has been provided on this accounts receivable balance at December 31, 2000. At this time, management is unable to obtain sufficient information, due to the timing of this event, to make a reasonable estimate of the loss, if any, to be incurred. Management plans to obtain sufficient evidence prior to the Company's release of its first quarter results for 2001 and to provide for the loss, if any, at that time.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted this statement effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

RISK FACTORS

         In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

                     RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

         As of December 31, 2000, we had an accumulated deficit of $99.8 million, and we expect to continue to incur net losses in 2001. We anticipate continuing to incur significant expenses for research and development, and selling, marketing and general and administrative expenses and, as a result, we will need to generate significantly higher revenues to achieve and sustain profitability. In 2000, we had revenues of $26.2 million and a net loss of $(48.2) million.

DUE TO OUR LIMITED OPERATING HISTORY, THE FACT THAT WE COMPETE IN A NEW AND RAPIDLY GROWING MARKET, AND THE FACT THAT A SIGNIFICANT PERCENTAGE OF OUR EXPENSES ARE FIXED AND DO NOT VARY WITH REVENUES, OUR QUARTERLY OPERATING RESULTS AND STOCK PRICE MAY FLUCTUATE.

         We may not be able to forecast our quarterly shipments due to a variety of factors, including our limited operating history and the fact that our customers are not required to purchase specified numbers of Invisible Fiber units on a quarterly basis. Accordingly, it is difficult to predict the quarterly revenues that we will recognize. A significant percentage of our expenses, particularly salaries and rent, do not vary with our revenues. If we experience a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower than anticipated quarterly operating results. In addition, our expenses have increased, and will continue to increase, with the anticipated growth in our business. We do not know whether our revenues will grow rapidly enough to absorb these costs. As a result, our quarterly operating results could fluctuate, and such fluctuation could cause the market price of our common stock to decline. We do not believe that period-to-period comparisons of our revenues and operating results are necessarily meaningful. You should not rely on the results of any one quarter as an indication of future performance.

WE CURRENTLY DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR SALES AND THE LOSS OF ONE OR MORE OF THEM, OR ANY FUTURE CUSTOMER ON WHOM WE MAY DEPEND FOR A SIGNIFICANT PORTION OF OUR SALES, COULD SIGNIFICANTLY REDUCE OUR REVENUES.

         In 2000, three customers each accounted for more than 10% of our revenue. Also, we currently depend on eight key customers for substantially all of our sales. Moreover, because we focus our sales efforts on selected service providers, we anticipate our operating results will continue to depend on sales to a small number of key customers for the foreseeable future. The loss of one or more of our current customers, a reduction in sales to them or the failure to sell our products to additional service providers would significantly reduce our future revenues.

SOME OF OUR CUSTOMERS ARE DEPENDENT ON ADDITIONAL FINANCING TO CONTINUE THEIR NETWORK DEPLOYMENTS AND PURCHASE ADDITIONAL PRODUCT FROM US.

         Certain of our current and potential customers will require additional financing to fund their future wireless network deployments. Should these companies be unable to obtain adequate financing, they would be unable to purchase or pay for our products in the future, which could have a significant adverse impact on our revenue, gross margins and net loss.

IF WE FAIL TO FORECAST DEMAND FOR OUR PRODUCTS ACCURATELY, WE COULD LOSE SALES AND INCUR INVENTORY LOSSES.

         We have long lead times for many of the components we use, which often requires that we order components based on our sales forecasts, rather than actual customer orders. However, because our sales history is limited and because our sales cycles have been long and varying, we may not be able to make accurate sales forecasts. If we forecast incorrectly and overestimate our component requirements, we may have excess inventory, which would increase our costs and subject us to increased risk of obsolescence. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our products to our customers and cause us to lose sales.

WE EXPECT TO RELY ON SALES OF OUR CURRENT INVISIBLE FIBER PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND IF THESE PRODUCTS FAIL TO ACHIEVE MARKET ACCEPTANCE WE MAY NEVER ACHIEVE PROFITABILITY.

         If we are unable to sell sufficient quantities of our products at acceptable prices, we may not achieve or maintain profitability. We expect to derive a significant portion of our revenues for the foreseeable future from sales of our 38 Gigahertz and the 28, 29 and 31 Gigahertz, or Local Multipoint Distribution Service frequencies, Invisible Fiber Internet and SONET products. The following factors, some of which are beyond our control, could affect demand for, or pricing or market acceptance of these products:

         - the adoption of broadband wireless solutions over competing technologies;

         - the growth and changing requirements of the market for broadband wireless equipment;

         - the successful development of our relationships with service providers;

         - the ability of service providers to obtain the financing, licensed radio frequency and roof rights needed to deploy their networks;

         - the performance, quality, price and total cost of ownership of our products; and

         - the performance, quality, price, total cost of ownership and availability of competing products.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING AND MARKETING NEW AND ENHANCED BROADBAND WIRELESS PRODUCTS THAT KEEP PACE WITH TECHNOLOGY AND OUR CUSTOMERS' NEEDS, OUR FUTURE SALES MAY SUFFER.

         We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products or to enhance existing products, we may not be able to retain our current customers or sell our products to new customers. In addition, if new industry standards emerge that we do not anticipate or adapt to, our products could be rendered obsolete. The market for our products is new and emerging, and is characterized by rapid technological advances, changing customer needs, evolving industry standards and a high degree of competition.

         We are seeking to develop new versions of our products to support additional frequency bands and higher transmission speeds and to develop enhancements to our existing products. Developing new products and product enhancements requires significant additional expenditures and research and development resources.

LONG SALES CYCLES MAY CONSTRAIN REVENUE GROWTH.

         Long sales cycles may restrict our ability to generate revenue growth. We do not have enough historical experience selling our products to determine how our sales cycle will affect our revenues. In obtaining the majority of our current customers, we experienced sales cycles ranging from four to twelve months, and we expect that our sales cycles will continue to be long and unpredictable. Because of the cost and complexity of our products, most potential customers will need substantial time to understand our technology and the benefits offered by our products, including time for testing and evaluation. In addition, we believe a typical customer is likely to initially purchase a small number of units and then incrementally increase the size of the installation over time. A number of factors affect the length of time the customer needs before it selects us as a vendor or begins placing orders for shipment. These factors include:

         - the customer's ability to obtain the financing and licensed radio frequency needed to deploy its networks;

         - the type and size of the customer and the nature of its internal decision processes;

         - the length of the customer's product testing and evaluation period;

         - the time required by the customer to plan its network development;

         - the time required by the customer to deploy its network, which may be affected by the customer's ability to secure suitable roof rights;

         -        the size, breadth and configuration of the customer's network;
                  and

         -        the customer's ability to obtain subscribers for its services.

A FAILURE TO ESTABLISH AND EXPAND RESELLER DISTRIBUTION CHANNELS AND TO CONTINUE PROVIDING HIGH QUALITY CUSTOMER SUPPORT COULD RESTRICT GROWTH.

         Our inability to effectively establish and expand our indirect distribution channels could harm our ability to grow and increase revenue. Some prospective customers may prefer to work with vendors that can supply all of the customer's network needs, including not only broadband wireless solutions but also wireline solutions and related equipment for the customer premise and the carrier's central office. As our competitors forge relationships with large resellers that offer more comprehensive product and service offerings, we may need to do the same. If we are unable to develop relationships with significant resellers, or if these resellers are not successful in their sales efforts, sales of our products could decrease.

         We may need to increase our customer service and support staff to support new and existing customers and resellers. The design and installation of networking products can be complex and our customers, particularly our Internet service provider customers, may require a high level of sophisticated support and services. Hiring highly trained customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products. If we are not successful in attracting and retaining such personnel it would be difficult for us to execute our business plan effectively.

WE RELY ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY ENGINEERING AND SALES AND MARKETING PERSONNEL, NONE OF WHOM ARE BOUND BY EMPLOYMENT AGREEMENTS. THE LOSS OF ANY OF THESE PERSONS COULD RESULT IN DELAYS IN PRODUCT DEVELOPMENT, LOSS OF CUSTOMERS AND SALES AND DIVERSION OF MANAGEMENT RESOURCES, AND CAUSE OUR BUSINESS TO SUFFER.

         Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers and other key engineering, sales, marketing and support personnel who have critical industry or customer experience and relationships. None of our key personnel is bound by an employment agreement. We have no key man life insurance. The loss of the technical knowledge and management and industry expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could produce lower than anticipated operating results.

               RISKS RELATED TO MARKET ACCEPTANCE OF OUR PRODUCTS

THE RATE OF MARKET ADOPTION OF OUR CONSECUTIVE BROADBAND WIRELESS TECHNOLOGY MAY BE LIMITED BY LACK OF MARKET AWARENESS AND OTHER FACTORS.

         Our consecutive point broadband wireless solutions compete with other high-speed solutions such as digital subscriber lines, coaxial cable, fiber optic cable, satellite and point-to-point and point-to-multipoint wireless technologies. Many of these alternative technologies can take advantage of existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless technologies, including our consecutive point broadband wireless technology. By comparison, since we are the first company to offer a consecutive point wireless solution, we must undertake substantial marketing efforts to make prospective customers aware of our products and to persuade their engineering organizations to accept a new technological approach. Moreover, current broadband wireless technology, including our consecutive point broadband wireless technology, has inherent technical limitations that may inhibit its widespread adoption in many areas, including reduced communication distance in bad weather and the need for line-of-sight installation. We expect broadband wireless technologies, including our consecutive point broadband wireless technology, to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in consecutive point broadband wireless solutions and, accordingly, the market for these solutions may fail to develop or may develop more slowly than we expect. Either outcome would limit our sales opportunities and make it difficult for us to achieve profitability.

THE BROADBAND WIRELESS INDUSTRY IS INTENSELY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD HURT OUR SALES AND GROSS MARGINS.

         The market for broadband wireless equipment is rapidly evolving, fragmented, highly competitive and subject to rapid technological change. A number of large telecommunications equipment suppliers, such as Digital Microwave Corporation, Harris Corporation and P-Com, Inc., as well as a number of smaller companies have developed or are developing products that compete with ours. Some of our competitors are substantially larger than we are, have longer operating histories and have greater financial, sales, marketing, distribution, technical, manufacturing and other resources. Some also have greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, our competitors may be able to respond more quickly to evolving industry standards and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain market share rapidly. We also expect that industry consolidation could increase competition. We expect to face increasing competitive pressures from both current and future competitors. Increased competition could result in reduced demand for our products, price reductions and reduced gross margins for our products.

AS OUR CUSTOMERS ENTER NEW MARKETS, WE SOMETIMES HAVE TO ADAPT OUR PRODUCTS RAPIDLY TO THE LICENSED FREQUENCY BANDS AND REGULATORY REQUIREMENTS THAT EXIST IN THOSE MARKETS, AND WE MAY INCUR SIGNIFICANT COSTS MAKING THE NECESSARY MODIFICATIONS.

         Each of our products is designed for a specific range of frequency bands. Because different governments license different portions of available radio frequency for the broadband wireless market, and because service providers license specific frequency bands, we sometimes have to adapt our products rapidly to use different frequency bands. This design process can be difficult and time-consuming, and could therefore increase our costs and cause delays in the delivery of products to our customers.

                   RISKS RELATED TO OUR PRODUCT MANUFACTURING

IF WE ARE UNABLE TO MANUFACTURE SUFFICIENT QUANTITIES TO MEET EXISTING AND FUTURE CUSTOMER DEMAND, WE MAY LOSE SALES AND OUR CUSTOMER RELATIONSHIPS MAY SUFFER.

         We currently rely on third party manufacturers to produce some components used in our products and our own manufacturing capabilities for final assembly and testing of our products. We do not have long term contracts with any of our third party manufacturers. We have experienced and may in the future experience delays in shipments from our manufacturers, which could in turn delay product shipments to our customers. We may in the future experience other manufacturing problems, such as inferior quality and insufficient quantities of components or finished product. Such delays, quality problems and shortages could cause us to lose sales and customers, and thereby harm our business and operating results. We intend to introduce new products and product enhancements regularly, which will require us to achieve volume production rapidly by coordinating our efforts with those of our third party component manufacturers. We may need to find one or more new manufacturers that can manufacture the components used in our products in higher volumes and at lower costs. We may be unable to secure contract manufacturers that meet our needs. Additionally, qualifying new manufacturers and commencing volume production is expensive and time consuming. If we are required or choose to change manufacturers, we may lose sales and our customer relationships may suffer.

BECAUSE WE DEPEND ON SINGLE SOURCE AND LIMITED SOURCE SUPPLIERS OF COMPONENTS OF OUR PRODUCTS INCLUDING SYNTHESIZERS AND HIGH-POWER AMPLIFIERS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES FOR THESE COMPONENTS THAT COULD ADVERSELY AFFECT OUR ABILITY TO MEET EXISTING AND FUTURE CUSTOMER DEMAND FOR OUR PRODUCTS AND CAUSE US TO MAKE FEWER SHIPMENTS AND GENERATE LOWER THAN ANTICIPATED REVENUES.

         If we encounter shortages or delays in obtaining components for our products in sufficient quantities when required, delivery of our products could be delayed, resulting in customer dissatisfaction and decreased revenues. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our results of operations. We currently purchase several key components used in our products from single or limited sources and depend on supply from these sources to meet our needs. We acquire these key components through purchase orders and have no long-term commitments regarding supply or price from these suppliers. We have single source suppliers for synthesizers, high-powered amplifier and housings. Additional single or limited source components may be incorporated in our products in the future.

                          RISKS RELATED TO OUR PRODUCTS

OUR PRODUCTS CONSIST OF SEVERAL HIGHLY TECHNICAL COMPONENTS, ANY OF WHICH COULD CONTAIN DEFECTS WHICH INTERFERE WITH THE PERFORMANCE OF OUR PRODUCTS.

         Despite testing by us and our customers, errors may be found in our products after commencement of commercial shipments. We and our customers have from time to time discovered errors in our products. In the future, there may be additional errors and defects in our products. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in network outages for our customers, a loss of or delay in market acceptance and damage to our reputation and our ability to convince service providers of the benefits of our products. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Moreover, because our products are used in critical communications networks, we may receive significant liability claims if any products do not work properly. Our insurance policies and the limitations on liability in our agreements with customers may not adequately limit our exposure to such claims.

IF INTERFERENCE FROM OTHER RADIOS OPERATING IN A SERVICE AREA OR ADVERSE WEATHER CONDITIONS CAUSE OUR PRODUCTS TO MALFUNCTION, OUR REPUTATION COULD BE HARMED AND OUR SALES MAY DECREASE.

         Many of our customers will provide service in large, densely populated metropolitan areas where wireless traffic is heavy. If multiple wireless systems are operating in these service areas concurrently with our products, the radio frequency on which our products operate could become saturated, resulting in signal interference. If that occurred, the quality or availability of our customers' transmissions could decrease or our products could fail, causing service delays and interruptions. Interference caused by severe weather conditions could lead to similar failures. The ability of our products to provide our customers with high quality and reliable transmissions at all times and under a variety of adverse conditions is key to our success. If our products fail we may suffer:

         - the loss of or delay in market acceptance and sales of our products;

         -        cancellation of orders;

         -        diversion of development resources;

         -        injury to our reputation; and

         -        increased maintenance and warranty costs.

LINE OF SITE RESTRICTIONS INHERENT IN OUR PRODUCTS COULD LIMIT DEPLOYMENT OPTIONS AND HAVE A NEGATIVE IMPACT ON OUR REVENUES.

         Our products require a direct line of sight, potentially limiting the ability of service providers to deploy them in a cost-effective manner. Because of line of sight limitations, service providers will often install broadband wireless equipment on the rooftops of buildings and on other tall structures. Service providers must generally secure roof rights from the owners of each building or other structure on which the equipment is to be installed. The inability to obtain roof rights easily and cost-effectively may cause potential customers to choose not to install broadband wireless equipment, resulting in fewer sales of our products and lower than expected revenues.

                 RISKS RELATED TO THE EXPANSION OF OUR BUSINESS

FUTURE EXPANSION OF OUR INTERNATIONAL OPERATIONS WILL REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES, AND OUR EFFORTS TO EXPAND INTERNATIONALLY MAY NOT SUCCEED.

         We plan to increase our international sales activities significantly, but we have limited experience in developing foreign language materials to support our products and little direct experience marketing and distributing our products internationally. We currently have a sales and service group in Japan and conduct limited, targeted sales activities in Canada, Australia and Japan. To successfully expand international sales, we must expand our international operations, recruit additional international sales and support personnel, and expand our international distribution channels. This expansion will require significant management attention and financial resources, and may not be successful. Our success in international markets may also depend on our ability to modify our existing products and develop new products supporting frequency bands that are different from those used by service providers in the United States.

COMPETITION FOR QUALIFIED ENGINEERING PERSONNEL WITH RADIO FREQUENCY EXPERTISE, AS WELL AS SALES, MARKETING AND CUSTOMER SUPPORT PERSONNEL WITH SIGNIFICANT TELECOMMUNICATIONS EQUIPMENT INDUSTRY EXPERIENCE, IS INTENSE, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED.

         Our future performance depends on our ability to attract and retain highly qualified sales, engineering personnel with radio frequency expertise, as well as sales, marketing and customer support personnel with significant telecommunications equipment industry experience. Competition for qualified personnel in the telecommunications equipment industry is intense, and we may not be successful in attracting and retaining such personnel. We are actively searching for research and development engineers, sales and marketing and customer service and support personnel, all of whom are in short supply. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer.

         Competitors and others have in the past, and may in the future, attempt to recruit our employees. We have in the past and may in the future attempt to recruit employees from our competitors. Companies whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We have received such complaints in the past, and may receive such complaints in the future as we seek to hire qualified personnel. These complaints may result in material litigation and related disruption to our operations.

OUR OFFICERS, DIRECTORS AND PERSONS OR ENTITIES AFFILIATED WITH OUR DIRECTORS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE ISSUES.

         As of December 31, 2000, officers, directors and individuals or entities affiliated with our directors will beneficially own approximately 38% of our outstanding common stock as a group. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

AT DECEMBER 31, 2000, 34,937,299 SHARES OF OUR COMMON STOCK WAS OUTSTANDING AND FUTURE SALES OF THESE SHARES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

         If our stockholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could produce the same effect. As of December 31, 2000 we had 34,937,299 shares of common stock outstanding.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and investment grade non-government debt securities. These securities are of a short-term nature with an immaterial portion invested in long-term securities. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----

         Report of Independent Auditors........................................................................      F-2

         Consolidated Balance Sheets at December 31, 1999 and 2000.............................................      F-3

         Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000............      F-4

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999

         and 2000..............................................................................................      F-5

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000............      F-6

         Notes to Consolidated Financial Statements............................................................      F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information regarding this item is incorporated by reference from "Election of Directors - Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Executive Compensation and Other Matters."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements:

                  The financial statements and notes thereto listed in the Index to Consolidated Financial Statements are included in Item 8 of Part II of this Form 10-K

          (2)     Financial Statement Schedules:

         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3)      Exhibits:

  NUMBER                              DESCRIPTION OF DOCUMENT
----------                            -----------------------

    3.1** Form of Amended and Restated Certificate of Incorporation of the Registrant

    3.2**         Form of Amended and Restated Bylaws of the Registrant

    4.1**         Form of stock certificate

   10.1**         Amended and Restated 1997 Stock Plan

   10.2**         2000 Employee Stock Purchase Plan

   10.3** Restated Investor Rights Agreement, dated October 18, 1999, between the Registrant and certain stockholders

   10.4**         Lease by and between Gran Central Corporation and Triton
                  Network Systems, dated March 26, 1998

   10.5**         Lease by and between Gran Central Corporation and Triton
                  Network Systems, dated May 5, 1998

 10.5.1**         Lease by and between Gran Central Corporation and Triton
                  Network Systems, dated September 16, 1999

   10.6+**        License Agreement with Lockheed Martin Corporation dated June
                  12, 1997

 10.6.1**         Agreement to Purchase Additional Shares with Lockheed Martin
                  Corporation

   10.7**         Acquisition and License Agreement between International
                  Business Machines Corporation and Triton Network Systems, Inc.
                  dated as of February 29, 2000

   10.8** Form of Indemnification Agreement between the Registrant and each of its directors and officers

   10.9+**        Supply Agreement with CenturyTel dated December 7, 1999

  10.10+**        Supply Agreement with Advanced Radio Telecom dated December
                  23, 1999

  10.11**         Employment offer letter for Skip Speaks dated August 16, 1999

  10.12**         Employment offer letter for Brian Andrew dated September 9,
                  1999

  10.13**         Employment offer letter for Ken Vines dated September 22, 1998

  10.14**         Employment offer letter for Doug Campbell dated December 18,
                  1998

10.14.1**         Amended Employment offer letter for Doug Campbell dated July
                  20, 1999

  10.15**         Employment offer letter for Mike Clark dated February 27, 1997

10.15.1**         Amended Employment offer letter for Mike Clark dated July 20,
                  1999

  10.16** Employment offer letter for Philip Gulliford dated march 20, 1997.

  10.17**         Common Stock Purchase Warrant Agreement with FINOVA Capital
                  Corporation dated February 25, 2000

  10.18**         Common Stock Purchase Warrant Agreement with FINOVA Capital
                  Corporation dated February 25, 2000

  10.19**         Loan and Lease Commitment Letter with FINOVA Capital
                  Corporation dated January 15, 2000

  10.20**         Master Lease Agreement with FINOVA Capital Corporation dated
                  January 27, 2000

  10.21**         Master Loan and Security Agreement with FINOVA Capital
                  Corporation dated January 27, 2000

  NUMBER                              DESCRIPTION OF DOCUMENT
----------                            -----------------------

 10.22+**         Supply Agreement with CAVU dated April 15, 2000

 10.23**          Employment off letter for Mark Johnson dated May 22, 2000

  21.1            List of subsidiaries of the Registrant

  23.1            Consent of Ernst & Young LLP, Independent Certified Public
                  Accountants

  24.1            Power of Attorney (see page 31 of this filing)

+ Triton has requested and been granted confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.
** Incorporated by reference from our registration statement on Form S-1, registration number 333-31434, declared effective by the Securities and Exchange Commission on July 12, 2000.

         b)       Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TRITON NETWORK SYSTEMS, INC.


                           By: /s/ KENNETH R. VINES
                               -------------------------------------------------
                               Kenneth R. Vines
                               Senior Vice President and Chief Financial Officer

Dated: April 2, 2001

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth R. Vines and Howard "Skip" Speaks and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                         TITLE                                DATE
       ---------                                         -----                                ----


/s/ HOWARD "SKIP" SPEAKS              President and Chief Executive Officer
------------------------               Director (Principal Executive Officer)            April 2, 2001
  Howard "Skip" Speaks


                                      Senior Vice President and Chief Financial
 /s/ KENNETH R. VINES                 Officer (Principal Financial and                   April 2, 2001
------------------------              Accounting Officer)
    Kenneth R. Vines


 /s/ STANLEY R. ARTHUR                Director                                           April 2, 2001
------------------------
   Stanley R. Arthur


 /s/ BANDEL R. CARANO                 Director                                           April 2, 2001
------------------------
    Bandel R. Carano


 /s/ JAMES F. GIBBONS                 Director                                           April 2, 2001
------------------------
    James F. Gibbons


 /s/ ROBERT P. GOODMAN                Director                                           April 2, 2001
------------------------
   Robert P. Goodman


    /s/ ARJUN GUPTA                   Director                                           April 2, 2001
------------------------
      Arjun Gupta


     /s/ JAMES WEI
------------------------              Director                                           April 2, 2001
       James Wei

                          TRITON NETWORK SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----

Report of Independent Auditors..............................................................................      F-2
Consolidated Balance Sheets at December 31, 1999 and 2000...................................................      F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000..................      F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000........      F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000..................      F-6
Notes to Consolidated Financial Statements..................................................................      F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Triton Network Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Triton Network Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triton Network Systems, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

Orlando, Florida
January 25, 2001, except for note 12,
as to which the date is March 30, 2001

                          TRITON NETWORK SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                  ----------------------------------
                                                                       1999                2000
                                                                  --------------      --------------

ASSETS
Current assets:
    Cash and cash equivalents ..............................      $   46,130,279      $   48,524,616
    Short-term investments .................................                  --          30,372,228
    Trade receivables ......................................                  --           4,772,193
    Inventory ..............................................           7,244,874          17,750,902
    Other current assets ...................................           1,017,565           1,048,114
                                                                  --------------      --------------
         Total current assets ..............................          54,392,718         102,468,053
Property and equipment, net ................................           7,970,374          19,213,463
Restricted cash ............................................             650,000           1,143,315
Intangible assets ..........................................                  --          32,989,431
Other non-current assets ...................................             687,353             941,444
                                                                  --------------      --------------
         Total assets ......................................      $   63,700,445      $  156,755,706
                                                                  ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................      $    5,207,524      $    5,838,337
    Accrued compensation ...................................           1,338,156           2,507,091
    Other accrued expenses .................................           2,227,802           5,430,818
    Current portion of capital leases ......................           1,279,862           2,170,768
    Current portion of notes payable .......................             159,140           1,404,555
                                                                  --------------      --------------
         Total current liabilities .........................          10,212,484          17,351,569
    Capital leases, net of current portion .................           1,967,690           2,103,802
    Notes payable, net of current portion ..................             187,440           4,653,764
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
       shares authorized, none issued and outstanding
       at December 31, 2000 ................................                                      --
    Convertible preferred stock, $.001 par value;
       21,602,500 shares authorized, 18,804,469 issued
       and outstanding at December 31, 1999
       and none issued and outstanding
       at December 31, 2000 ................................              37,613                  --
    Common stock, $.001 par value; 120,000,000
       shares authorized, 6,795,832 shares issued and
       outstanding at December 31, 1999 and
       34,937,299 issued and outstanding at
       December 31, 2000 ...................................              13,592              63,225
    Additional paid-in capital .............................         105,366,954         235,097,372
    Notes receivable from stockholders .....................            (606,624)           (431,624)
    Deferred compensation ..................................          (1,925,998)         (2,326,855)
    Accumulated deficit ....................................         (51,552,706)        (99,755,547)
                                                                  --------------      --------------
         Total stockholders' equity ........................          51,332,831         132,646,571
                                                                  --------------      --------------
         Total liabilities and stockholders'
           equity ..........................................      $   63,700,445      $  156,755,706
                                                                  ==============      ==============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            1998              1999              2000
                                                        ------------      ------------      ------------

Revenues .........................................      $         --      $         --      $ 26,237,741
Cost of revenues
   Other .........................................                --                --        25,877,457
   Special inventory component write-off .........                --                --         1,189,634
                                                        ------------      ------------      ------------
   Total cost of revenues ........................                --                --        27,067,091
                                                        ------------      ------------      ------------
Gross profit (loss) ..............................                --                --          (829,350)
Operating expenses:
   Manufacturing and operations ..................         2,325,681         7,989,575                --
   Research and development ......................         8,494,207        12,631,231        22,939,352
   Selling and marketing .........................         2,444,802         6,111,074        12,144,100
   General and administrative ....................         1,747,956         4,473,094         7,130,728
   Royalty expense ...............................         2,800,000                --                --
   Amortization of intangible assets .............                --                --         5,821,666
   Amortization of deferred compensation .........           292,353         1,560,877         1,594,493
                                                        ------------      ------------      ------------
   Total operating expenses ......................        18,104,999        32,765,851        49,630,339
                                                        ------------      ------------      ------------
Loss from operations .............................       (18,104,999)      (32,765,851)      (50,459,689)
Other income (expenses):
   Interest income ...............................         1,065,805         1,336,744         3,681,540
   Interest expense ..............................          (160,363)         (425,905)       (1,004,575)
   Other .........................................           (24,511)            1,075          (420,117)
                                                        ------------      ------------      ------------
   Total other income ............................           880,931           911,914         2,256,848
                                                        ------------      ------------      ------------
Net loss .........................................      $(17,224,068)     $(31,853,937)     $(48,202,841)
                                                        ============      ============      ============
Net loss per share--basic and diluted ............      $      (5.07)     $      (6.67)     $      (2.51)
                                                        ============      ============      ============
Shares used in per share calculations--
   basic and diluted .............................         3,395,300         4,776,567        19,191,226
                                                        ============      ============      ============
Pro forma net loss per common share
   (unaudited):
   Net loss per share--basic and diluted .........      $      (1.30)     $      (1.64)     $      (1.61)
                                                        ============      ============      ============
   Shares used in per share calculations--
     basic and diluted ...........................        13,265,015        19,400,204        29,928,655
                                                        ============      ============      ============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          CONVERTIBLE
                                                        PREFERRED STOCK               COMMON STOCK
                                                    ------------------------    ------------------------      ADDITIONAL
                                                       SHARES         PAR          SHARES         PAR          PAID-IN
                                                    OUTSTANDING      VALUE      OUTSTANDING      VALUE         CAPITAL
                                                    ------------    --------    ------------    --------    --------------

Balances at January 1, 1998 ....................       7,200,000      14,400       4,249,986       8,500        15,095,803
   Issuance of Series B preferred
     stock, net of expenses ....................       4,463,000       8,926              --          --        21,726,116
   Issuance of common stock ....................              --          --         800,000       1,600         2,798,400
   Issuance of common stock upon
     exercise of stock options .................              --          --       1,191,063       2,382           374,949
   Deferred compensation related
     to stock option grants ....................                                                                 2,407,188
   Amortization of deferred
     compensation ..............................
   Net loss ....................................              --          --              --          --                --
                                                    ------------    --------    ------------    --------    --------------
Balances at December 31, 1998 ..................      11,663,000      23,326       6,241,049      12,482        42,402,456
   Issuance of Series B preferred
     stock, net of expenses ....................       2,090,969       4,182              --          --        10,427,407
   Issuance of Series C preferred
     stock, net of expenses ....................       5,052,500      10,105              --          --        50,464,895
   Issuance of common stock upon
     exercise of stock options .................              --          --         682,575       1,365           764,947
   Repurchase of common stock ..................              --          --        (127,792)       (255)          (64,791)
   Deferred compensation related
     to stock option grants ....................                                                                 1,372,040
   Amortization of deferred
     compensation ..............................
   Net loss ....................................              --          --              --          --                --
                                                    ------------    --------    ------------    --------    --------------
Balances at December 31, 1999 ..................      18,806,469      37,613       6,795,832      13,592       105,366,954
   Issuance of Series C preferred
     stock .....................................       2,750,000       5,500              --          --        41,244,500
   Conversion of preferred stock
     to common stock ...........................     (21,556,469)    (43,113)     21,556,469      43,113                --
   Issuance of common stock ....................              --          --       6,640,888       6,609        86,212,289
   Issuance of common stock upon
     exercise of stock options .................              --          --          63,290          88            62,736
   Repurchase of common stock ..................              --          --        (119,180)       (177)          (49,741)
   Other .......................................              --          --              --          --           265,284
   Deferred compensation related
     to stock option grants ....................              --          --              --          --         1,995,350
   Amortization of deferred
     compensation ..............................
   Net loss ....................................
                                                    ------------    --------    ------------    --------    --------------
Balance at December 31, 2000 ...................              --    $     --      34,937,299    $ 63,225    $  235,097,372
                                                    ============    ========    ============    ========    ==============


                                                                         NOTES
                                                                       RECEIVABLE
                                                        DEFERRED          FROM        ACCUMULATED
                                                      COMPENSATION    STOCKHOLDERS      DEFICIT           TOTAL
                                                      ------------    ------------    ------------    --------------

Balances at January 1, 1998 ....................                          (137,974)     (2,474,701)       12,506,028
   Issuance of Series B preferred
     stock, net of expenses ....................                                --              --        21,735,042
   Issuance of common stock ....................                --              --       2,800,000
   Issuance of common stock upon
     exercise of stock options .................                           (62,500)             --           314,831
   Deferred compensation related
     to stock option grants ....................        (2,407,188)                                               --
   Amortization of deferred
     compensation ..............................           292,353                                           292,353
   Net loss ....................................                                --     (17,224,068)      (17,224,068)
                                                      ------------    ------------    ------------    --------------
Balances at December 31, 1998 ..................        (2,114,835)       (200,474)    (19,698,769)       20,424,186
   Issuance of Series B preferred
     stock, net of expenses ....................                                --              --        10,431,589
   Issuance of Series C preferred
     stock, net of expenses ....................                                --              --        50,475,000
   Issuance of common stock upon
     exercise of stock options .................                          (441,150)             --           325,162
   Repurchase of common stock ..................                            35,000              --           (30,046)
   Deferred compensation related
     to stock option grants ....................        (1,372,040)
   Amortization of deferred
     compensation ..............................         1,560,877                                         1,560,877
   Net loss ....................................                                --     (31,853,937)      (31,853,937)
                                                      ------------    ------------    ------------    --------------
Balances at December 31, 1999 ..................        (1,925,998)       (606,624)    (51,552,706)       51,332,831
   Issuance of Series C preferred
     stock .....................................                                --              --        41,250,000
   Conversion of preferred stock
     to common stock ...........................                --              --              --                --
   Issuance of common stock ....................                                --              --        86,218,898
   Issuance of common stock upon
     exercise of stock options .................                --              --          62,824
   Repurchase of common stock ..................                           175,000              --           125,082
   Other .......................................                --              --         265,284
   Deferred compensation related
     to stock option grants ....................        (1,995,350)             --              --                --
   Amortization of deferred
     compensation ..............................         1,594,493                                         1,594,493
   Net loss ....................................                                       (48,202,841)      (48,202,841)
                                                      ------------    ------------    ------------    --------------
Balance at December 31, 2000 ...................      $ (2,326,855)   $   (431,624)   $(99,755,547)   $  132,646,571
                                                      ============    ============    ============    ==============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1998               1999               2000
                                                                  ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................      $(17,224,068)      $(31,853,937)      $(48,202,841)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ...........................           454,733          1,444,608          4,510,086
   Extinguishment of royalty agreement .....................         2,800,000                 --                 --
   Amortization of intangible assets .......................                --                 --          5,821,666
   Amortization of deferred compensation ...................           292,353          1,560,877          1,594,493
   Other ...................................................                --                 --            323,629
   Changes in operating assets and
     liabilities, net of effects of
     acquisition in 2000:
     Increase in trade receivables .........................                --                 --         (4,772,193)
     Increase in inventory .................................                --         (7,244,874)        (9,916,719)
     Increase in other current assets ......................          (111,184)          (823,344)          (248,248)
     Increase in restricted cash ...........................                --           (650,000)          (493,315)
     Increase in other non-current assets ..................          (163,844)          (565,266)          (388,752)
     Increase in accounts payable, accrued
       compensation and other accrued
       expenses ............................................         1,828,155          6,656,892          4,923,631
                                                                  ------------       ------------       ------------
Net cash used in operating
       activities ..........................................       (12,123,855)       (31,475,044)       (46,848,563)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital additions ..........................................        (1,042,529)        (4,501,112)       (11,021,899)
Sales (purchases) of short-term investments ................       (11,003,876)        11,003,876        (30,372,228)
                                                                  ------------       ------------       ------------
Net cash provided by (used in) investing
   activities ..............................................       (12,046,405)         6,502,764        (41,394,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred
   and common stock ........................................        22,049,873         61,201,706         86,231,804
Proceeds from notes payable ................................                --            461,789          6,576,133
Payments on capital leases and
   notes payable ...........................................           (31,890)          (884,694)        (2,170,910)
                                                                  ------------       ------------       ------------
Net cash provided by financing
   activities ..............................................        22,017,983         60,778,801         90,637,027
Net increase (decrease) in cash and cash
   equivalents .............................................        (2,152,277)        35,806,521          2,394,337
Cash and cash equivalents at beginning
   of period ...............................................        12,476,035         10,323,758         46,130,279
                                                                  ------------       ------------       ------------
Cash and cash equivalents at end of
   period ..................................................      $ 10,323,758       $ 46,130,279       $ 48,524,616
                                                                  ============       ============       ============

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     1998            1999             2000
                                                                  ----------      ----------      ----------
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid ..............................................      $  160,363      $  425,905      $1,004,575
                                                                  ==========      ==========      ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations .......................................      $1,931,043      $2,117,842      $2,483,534
                                                                  ==========      ==========      ==========
Common stock issued in connection
   with extinguishment of royalty
   agreement ...............................................      $2,800,000      $       --      $       --
                                                                  ==========      ==========      ==========
Common stock issued for notes
   receivable from stockholders ............................      $   62,500      $  441,150      $       --
                                                                  ==========      ==========      ==========
Common stock warrants issued in
   connection with lease and credit
   agreements ..............................................      $   87,500      $       --      $  360,000
                                                                  ==========      ==========      ==========

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Triton Network Systems, Inc., a Delaware corporation (the Company), was incorporated on March 5, 1997 and is based in Orlando, Florida. The Company operates in one business segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise, and provides broadband wireless equipment that enables communications service providers to deliver voice, video and data services to their business customers. Through December 31, 1998, the Company was in the development stage. The Company emerged from the development stage in 1999 when it began to produce its products for commercial sales principally in North America and Asia.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TNS Finance Company, Inc. and Triton Network Systems - Japan. All intercompany transactions have been eliminated.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between 3-12 months from the purchase date. All cash equivalents and short-term investments are classified as held to maturity and are recorded at amortized cost, which approximates market. Restricted cash exclusively secures letters of credit obtained by the Company.

         The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

         Manufacturing, development, and test equipment.........................          3-7 years

         Computer equipment and software........................................          3-5 years

         Leasehold improvements.................................................            5 years

         Office furniture and other.............................................           3-7 years

REVENUE RECOGNITION

         The Company recognizes revenue upon shipment, provided no significant obligations remain and collection is probable. The Company does not recognize revenue on the shipment of product for field trials where the customer has the option of returning the equipment at no cost. Revenue from service and support arrangements is recognized ratably over the service period. Three customers each accounted for more than 10% of the Company's revenue for the year ended December 31, 2000.

         WARRANTY COSTS

         The Company provides for estimated future warranty costs at the time revenue is recognized.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

         Inventory is stated at the lower of cost, determined based on an average cost basis, or market. Inventories consist of the following:

                                                                          DECEMBER 31,
                                                                     1999             2000
                                                                  ----------      -----------
         Raw materials ....................................       $3,347,540      $10,843,597
         Work in process ..................................        1,535,916        3,933,818
         Finished goods ...................................        2,361,418        2,973,487
                                                                  ----------      -----------
                                                                  $7,244,874      $17,750,902
                                                                  ==========      ===========

         At the end of 2000, management decided not to utilize certain prior generation components in the Company's generation product. The components will be scrapped in 2001. As a result, a $1,189,634 inventory component write-off was recorded in the fourth quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENDITURES

         Expenditures for research and development are expensed as incurred.

INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LONG-LIVED ASSETS

         The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued expenses approximate their carrying values due to their short-term nature. The fair value of the Company's capital lease and note payable obligations approximates their carrying value based on interest rates currently available for instruments with similar terms.

         EMPLOYEE STOCK-BASED COMPENSATION

         The Company accounts for employee stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). Accounting for the issuance of stock options under the provisions of APB 25 and related interpretations does not result in compensation expense for the Company when the exercise price of options granted equals the fair value of the Company's common stock on the date of award, however compensation expense is recognized for issuance of stock options when the exercise price is less than the fair value of the Company's common stock on the date of award.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

         Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. See Note 8 for the computation of net loss per share data and Note 7 for the number of common shares subject to repurchase that are not included in the calculation of basic and diluted loss per share.

DERIVATIVES

         The Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended, is effective for financial statements for all fiscal years beginning after June 15, 2000. FAS 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company adopted this statement effective January 1, 2001. The adoption of FAS 133 did not have a material impact on results of operations, cash flows, or financial position of the Company.

COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. The Company had no items of comprehensive income other than net loss.

SOFTWARE

         The Company capitalizes software purchased for internal use as property and equipment and amortizes the cost over the estimated useful life.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       ACQUISITION

         On March 31, 2000, the Company completed the purchase of the broadband modem product line from International Business Machines for 2.75 million shares of series C preferred stock, which was valued at approximately $41,300,000. The purchase price was allocated to net assets in the amount of approximately $2,300,000 and intangible assets, which consist of patent and patent application licenses and patent disclosures, in the amount of approximately $39,000,000. The purchase price was based on the fair value of the series C preferred stock using the Company's initial public offering price of $15.00 per share. The intangible assets are being amortized over five years.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and short-term securities. The Company places its cash, cash equivalents and short-term securities with high credit quality institutions. Securities held at these institutions may exceed the amount of insurance provided for such securities.

         Cash, cash equivalents and short-term investments are composed of the following:

                                                                          DECEMBER 31,
                                                                      1999            2000
                                                                  -----------      -----------
         Cash and cash equivalents:
            Cash ..........................................       $   543,690      $ 3,744,749
            Money market funds ............................        45,586,589       21,865,494
            Commercial paper ..............................                --       12,942,555
            Government Securities .........................                --        9,971,818
                                                                  -----------      -----------
                                                                  $46,130,279      $48,524,616
                                                                  ===========      ===========
         Short-term investments:
            Commercial paper ..............................       $        --      $17,397,575
            Government securities .........................                --       12,974,653
                                                                  -----------      -----------
                                                                  $        --      $30,372,228
                                                                  ===========      ===========

4.       PROPERTY AND EQUIPMENT

         The Company's property and equipment consists of the following:

                                                                          DECEMBER 31,
                                                                      1999            2000
                                                                  -----------      -----------
         Manufacturing, development, and test equipment ...       $ 4,997,206      $17,135,997
         Computer equipment and software ..................         2,439,256        3,906,692
         Leasehold improvements ...........................           473,078        1,696,461
         Office furniture and other .......................         1,929,745        2,718,650
                                                                  -----------      -----------
                                                                    9,839,285       25,457,800
         Less accumulated depreciation and amortization ...        (1,868,911)      (6,244,337)
                                                                  -----------      -----------
                                                                  $ 7,970,374      $19,213,463
                                                                  ===========      ===========

         Depreciation of capital lease assets is included in depreciation expense. The total cost and accumulated depreciation related to capital lease purchases were $4,048,885 and $1,060,125 respectively for 1999 and $6,386,298 and $2,269,704, respectively for 2000.

5.       DEBT

         In February 2000, the Company entered into an agreement with a financial institution to borrow up to $9,000,000 in 2000 for capital equipment purchases, furniture and software. During 2000, the Company borrowed approximately $8,900,000 under this agreement with approximately $6,400,000 (structured as a note) repayable over four years and bears interest at an annual rate of 13% and approximately $2,500,000 (structured as a capital lease) repayable over three years with an annual rate of interest of 14%. As of December 31, 2000, the Company had outstanding borrowings under this agreement of approximately $8,200,000. The Company issued 26,667 warrants to the financial institution purchase the Company's common stock that are currently exercisable and have an exercise price of $13.50. The agreement includes no financial covenants and borrowings are secured with the specific equipment, furniture and software purchased.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DEBT (CONTINUED)

         In 1999, the Company entered into a note payable with a third party in the amount of $379,500. The note bears interest at 11% per annum and is payable over 36 months. As of December 31, 2000, the remaining principal payments on this note payable were approximately $147,000.

         During 1998, the Company entered into four lease agreements which provide up to $8,000,000 to finance manufacturing, development, and test equipment and furniture purchases during 1998 and 1999. At December 31, 1999 and 2000, $3,247,552 and $1,969,022, respectively, were outstanding under the lease agreements. The agreements include no financial covenants and borrowings are secured with the specific equipment, furniture and software purchased.

         Scheduled principal payments for long-term debt are as follows:

                                                                                                     DECEMBER 31, 2000
                                                                                                     -----------------
                 2001.............................................................................      $ 1,404,555
                 2002.............................................................................        1,498,052
                 2003.............................................................................        1,700,345
                 2004.............................................................................        1,455,367
                                                                                                        -----------
                                                                                                          6,058,319
                 Less current portion.............................................................       (1,404,555)
                                                                                                        ------------
                 Long-term debt...................................................................      $ 4,653,764
                                                                                                        ===========

            Future minimum lease payments under capital leases were as follows:

                                                                                                     DECEMBER 31, 2000
                                                                                                     -----------------
                 2001.............................................................................      $ 2,617,817
                 2002.............................................................................        1,581,812
                 2003.............................................................................          754,742
                                                                                                        -----------
                 Total minimum lease payments.....................................................        4,954,371
                 Less imputed interest............................................................         (679,801)
                                                                                                        -----------
                 Present value of lease payments..................................................        4,274,570
                 Less current portion.............................................................       (2,170,768)
                                                                                                        -----------
                 Long-term capital lease obligations..............................................      $ 2,103,802
                                                                                                        ===========

         During 1999 and 2000, a bank issued letters of credit as security deposits for the Company's leased facilities. The outstanding letters of credit, which are fully collateralized with a certificate of deposit held in escrow, were $650,000 at December 31, 1999 and $1,143,315 at December 31, 2000.

6.       INCOME TAXES

         The Company did not have a current or deferred tax provision or benefit for the years ended December 31, 1998, 1999 and 2000 due to its losses.

         In accordance with Statement of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, a valuation allowance of $38,161,514 has been recorded to reduce the deferred tax assets to zero, as the Company is presently not able to conclude that it is probable that the deferred tax assets will be realized. The change in the valuation allowance for the current year is $18,826,038. At December 31, 2000, the Company has available net operating loss carryforwards of $64,050,000 which begin to expire in 2012 through 2020. As a result of equity transactions that have occurred since the Company's inception, an "ownership change" as defined under Section 382 of the Internal Revenue Code may have occurred which may limit the use of the Company's net operating loss carryforwards and deductions for capitalized start-up costs in the future. Management has not completed the complex analysis to determine the amounts subject to limitation and the amount of the limitation.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES (CONTINUED)

         A reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1998                1999               2000
                                                                  ------------       ------------       ------------
Income tax benefits computed at the federal
   statutory rate of 34% ...................................      $ (5,856,183)      $(10,830,339)      $(16,388,966)
State income tax benefits, net of federal benefit ..........          (623,679)        (1,156,298)        (1,746,333)
Nondeductible items ........................................            14,561             45,723             32,127
Increase in valuation allowance ............................         6,465,301         11,940,914         18,826,038
Other ......................................................          (722,866)
                                                                  ------------       ------------       ------------
Total ......................................................      $         --       $         --       $         --
                                                                  ============       ============       ============

         The components of the deferred tax balances are as follows:

                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                      1999               2000
                                                                  ------------       ------------
Deferred tax assets:
         NOL carryforward ..................................      $  8,050,066       $ 24,102,138
         Start-up costs ....................................        11,285,410          7,823,474
         Depreciation/amortization expense .................                --          2,124,449
         Stock based compensation ..........................                --          1,187,366
         Inventory reserve .................................                --          1,372,538
         Tax credits .......................................                --            889,013
         Accrued compensation ..............................                --            328,125
         Accrued expenses ..................................                --            287,161
         Other .............................................                --             95,877
                                                                  ------------       ------------
Deferred tax assets ........................................      $ 19,335,476       $ 38,210,141

Deferred tax liability:
         Other .............................................                --            (48,627)
                                                                  ------------       ------------

Net deferred tax assets ....................................      $ 19,335,476       $ 38,161,514
Net valuation allowance ....................................       (19,335,476)       (38,161,514)
                                                                  ------------       ------------

Total net deferred taxes ...................................      $         --       $         --
                                                                  ============       ============

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

         On July 17, 2000, the Company completed an initial public offering in which it sold 6,325,000 shares of common stock (including the underwriters overallotment exercise of 825,000 shares) at $15.00 per share resulting in proceeds of approximately $86,000,000, net of underwriting discounts and estimated offering expenses. Upon the completion of the offering, all the Company's convertible preferred stock converted into 21,556,469 shares of common stock. In February 2000, the Company's stockholders approved an increase in authorized shares when the initial public offering was completed. As a result, in July 2000, the Company's authorized capital was increased to 120,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

         In June 2000, in contemplation of the initial public offering, the Company's stockholders approved a one-for-two reverse stock split of all outstanding shares, which became effective on July 10, 2000. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this stock split.

PREFERRED STOCK ISSUANCES

         In November 1997, the Company sold 7,200,000 shares of Series A convertible preferred stock at a price of $2.00 per share for an aggregate of $14,400,000. In May and July 1998, the Company sold 4,463,000 shares of Series B convertible preferred stock at a price of $5.00 per share for an aggregate of $22,315,000. In January 1999, the Company sold 2,090,969 shares of Series B convertible preferred stock at a price of $5.00 per share for an aggregate of $10,455,000. In October 1999, the Company sold 5,052,500 shares of Series C convertible preferred stock at a price of $10.00 per share for an aggregate of $50,525,000.

STOCK OPTIONS

         During November 2000, the board of directors approved a new stock option plan that provides for the issuance of up to 1,500,000 non-qualified stock options to non-officer employees. At December 31, 2000, the Company has two stock option plans (Plans), as amended, that provide for the issuance of up to 6,770,000 shares of common stock to employees and directors. The Company's Plans provide for the issuance of both incentive stock options and nonqualified stock options exercisable for a period of 10 years. The exercise prices of stock options have generally been granted at the fair value of the Company's common stock at the date of grant. The options vest over periods from two to five years. The Plans provide for the issue of restricted stock if options are exercised prior to their vesting date. In the event of discontinuation of service by option holders, the Company has a right, at its option, to repurchase any unvested restricted shares at their original purchase price. During 1999, the Company repurchased 127,792 shares of restricted common stock. At December 31, 1998, 1999 and 2000 the Company had the right to repurchase 2,584,246, 1,553,623 and 580,726 shares of outstanding common stock, respectively.

         In 1998, two members of management exercised stock options to purchase 250,000 restricted shares of the Company's common stock at the exercise price of $0.50 per share, for an aggregate purchase price of $125,000 which was paid by cash of $62,500 and delivery of promissory notes for $62,500. The notes, along with accrued interest (5.1% per annum), are due the earlier of December 31, 2003 or within 30 days of termination of employment from the Company.

         In 1999, three members of management exercised stock options to purchase 415,000 restricted shares of the Company's common stock at exercise prices ranging from $0.50 to $6.00 per share, for an aggregate purchase price of $582,500 which was paid by cash of $141,350 and delivery of promissory notes of $441,150. The notes, along with accrued interest (5.1% per annum), are due at various dates in 2004 or within 30 days of termination of employment from the Company. A promissory note in the amount of $35,000 was repaid in conjunction with the repurchase by the Company of 127,792 shares of restricted common stock associated with a management resignation.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY (CONTINUED)

         Outstanding options are summarized as follows:

                                                                                                     WEIGHTED-
                                                                                    NUMBER OF         AVERAGE
                                                                                     OPTIONS       EXERCISE PRICE
                                                                                    ----------     --------------
Balance at January 1, 1998......................................................       257,500        $  0.20
   Granted......................................................................     1,833,438           0.40
   Forfeited....................................................................       (11,500)          0.50
   Exercised....................................................................    (1,191,063)          0.32
                                                                                    ----------
Balance at December 31, 1998....................................................       888,375           0.48
   Granted......................................................................     1,491,575           5.12
   Cancelled....................................................................      (125,613)          0.52
   Exercised....................................................................      (682,575)          1.12
                                                                                    ----------
Balance at December 31, 1999....................................................     1,571,762           4.58
   Granted .....................................................................     3,241,935           9.85
   Cancelled ...................................................................      (179,699)         10.02
   Exercised ...................................................................       (63,290)          0.99
                                                                                    ----------
Balance at December 31, 2000 ...................................................     4,570,708        $  8.15
                                                                                    ==========

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                                      WEIGHTED-AVERAGE
                  RANGE OF                                          REMAINING CONTRACTUAL           WEIGHTED-AVERAGE
               EXERCISE PRICES          NUMBER OUTSTANDING              LIFE IN YEARS                EXERCISE PRICE
               ---------------          ------------------          ---------------------           ----------------
              $ 0.20 - $ 3.65                2,030,850                       9.86                       $   3.17
              $ 5.00 - $11.00                1,530,310                       8.96                       $   6.49
              $12.31 - $24.00                1,009,548                       9.25                       $  20.69

         FAS 123 requires disclosure of pro forma information which provides the effects on net loss and loss per share as if the Company had accounted for its employee stock awards under the fair value method. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: risk-free interest rates of 4.68%-5.89%; stock price volatility factors of 69%-100%, and expected option lives of 3-10 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in 1998, 1999 and 2000 was $0.40, $3.30 and $6.85, respectively. The pro forma effect on net loss is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1998               1999               2000
                                                                  ------------       ------------       ------------
Net Loss:
   As reported .............................................      $(17,224,068)      $(31,853,937)      $(48,202,841)
   Pro forma ...............................................      $(17,265,751)      $(32,558,976)      $(52,598,693)
Net loss per share:
   As reported--basic and diluted ..........................      $      (5.07)      $      (6.67)      $      (2.51)
   Pro forma--basic and diluted ............................      $      (5.09)      $      (6.82)      $      (2.74)

         Because the fair value of accounting for options applies only to options granted subsequent to March 5, 1997, the pro forma effect will not be fully reflected until 2001.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY (CONTINUED)

RESERVED STOCK

         Common stock has been reserved for the following purposes:

                                                                                                   DECEMBER 31,
                                                                                      ---------------------------------------
                                                                                        1998           1999            2000
                                                                                      ---------      ---------      ---------
Number of warrants outstanding .................................................        337,500        337,500         26,667
Number of options outstanding ..................................................        888,375      1,571,762      4,570,708
Number of options available for grant under the
  stock option plans ...........................................................        940,563        452,393        509,335
Number of shares available for grant under the stock purchase plan .............             --             --        250,000
                                                                                      ---------      ---------      ---------
                                                                                      2,166,438      2,361,655      5,356,710
                                                                                      =========      =========      =========

DEFERRED COMPENSATION

         In connection with the grant of certain stock options to employees during the years ended December 31, 1998, 1999 and 2000 the Company recorded deferred compensation of approximately $5,800,000 representing the difference between the deemed value of the common stock for accounting purposes and the stock option exercise price of such stock options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized as charges to operations on an accelerated basis over the vesting period (generally four years) consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization was approximately $292,000, $1,561,000 and $1,594,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

2000 EMPLOYEE STOCK PURCHASE PLAN

         In February 2000, the board of directors and stockholders approved the Company's 2000 employee stock purchase plan (the "Plan"). A total of 250,000 shares of common stock have been reserved for the Plan. The Plan permits eligible participants to purchase common stock at 85% of the fair market value at the beginning or end of the offering period (whichever is lower), through payroll deductions of up to 10% of the participant's compensation. The offering periods commence on February 1 and August 1. The first offering period ended on February 1, 2001 and approximately 75,000 shares were issued to participants.

8.       LOSS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted loss per common share:

                                                                              YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      1998             1999              2000
                                                                  -----------       -----------       -----------
Numerator:
Net loss ...................................................      (17,224,068)      (31,853,953)      (48,202,841)
Denominator for basic and diluted loss per common share:
Weighted - average shares outstanding ......................        3,395,300         4,776,567        19,191,226
                                                                  -----------       -----------       -----------
Net loss per common share ..................................            (5.07)            (6.67)            (2.51)
                                                                  ===========       ===========       ===========

         The weighted-average shares outstanding include all common stock issued. Restricted shares issued are not included in basic or diluted loss per share in accordance with Statement of Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted loss per share, outstanding preferred stock, stock options and common stock warrants in the amount of 12,888,875, 20,715,731, and 4,597,375 for the years ended December 31, 1998, 1999 and 2000, respectively, were excluded from the diluted loss per share computation because their effects would have been anti-dilutive.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LOSS PER COMMON SHARE (CONTINUED)

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

         Pro forma net loss per share for the years ended December 31, 1998, 1999 and 2000 is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B and C preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance. The resulting pro forma adjustment includes an increase in the weighted-average shares used to compute basic and diluted net loss per share of 9,869,715, 14,623,637 and 10,737,429 for the years ended December 31, 1998, 1999 and 2000, respectively.

9.       RELATED PARTY TRANSACTIONS

         During 1998, 1999, and 2000, the Company entered into several contracts with a stockholder to provide engineering services and manufacturing of component parts to be used in the Company's products. The Company pays the stockholder on a cost reimbursable basis plus a fee. Through December 31, 1998, 1999 and 2000 the Company expensed as research and development expenses of approximately $3,813,000, $3,175,000 and $3,215,000 respectively, under the contracts. In addition, the Company purchased approximately $2,311,000 and $6,312,000 in manufacturing labor and component parts during 1999 and 2000. Amounts payable to the stockholder at December 31, 1999 and 2000, were approximately, $1,122,000 and $1,017,000, respectively. In December 2000, the Company terminated the manufacturing contract with this stockholder.

         In 1997, the Company entered into a royalty agreement with the stockholder, which provided for payments of royalty for a five-year period starting at the date of the first sale. In 1998, the Company issued 800,000 shares of common stock to the Stockholder in satisfaction of the existing royalty agreement, whereby the Stockholder relinquished all rights to future income streams. The Company expensed $2,800,000 in 1998 based on the termination of the royalty agreement.

         During 1999, the Company loaned a member of management $300,000 in exchange for a promissory note payable, which is secured by certain real estate. The note is payable on September 30, 2004, or earlier if certain events occur.

         Three venture investment funds that each held less than 12% of the outstanding shares of the Company's common stock also have equity investments in a customer that constituted more than 10% of the Company's revenues for 2000. The representatives of two of the venture funds were on the Company's board of directors and one of these representatives was also on the board of directors of that customer. The Company also sold products, which were over 10% of the Company's revenues for 2000, to a customer who had an officer that owned approximately 2% of the outstanding shares of the Company's common stock. Additionally, a venture investment fund that owned less than 10% of the outstanding shares of the Company's common stock and had a representative that was on the Company's board of directors, was an investor in a customer that took delivery of products and services that was in excess of 10% of the Company's revenue in 2000.

         The Company believes that all related party transactions were transacted at arms length terms.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      COMMITMENTS

         The Company leases certain facilities and equipment under operating leases, which require future rental payments. These rental arrangements do not impose any financing or dividend restrictions on the Company or contain contingent rental provisions. Certain of these leases have renewal and purchase options generally at the fair value at the renewal or purchase option date. Rent expense under operating leases was approximately $406,000, $1,005,000 and $2,008,000 during 1998, 1999 and 2000, respectively.

         Future minimum lease payments under operating leases are as follows:

                 YEAR ENDING DECEMBER 31
                 2001...........................................................     2,184,549
                 2002...........................................................     1,832,343
                 2003...........................................................     1,424,325
                 2004...........................................................     1,002,800
                 2005...........................................................     1,027,636
                 Thereafter.....................................................     1,146,673
                                                                                    ----------
                                                                                    $8,618,325
                                                                                    ==========

11.      EXPENSE REDUCTION ACTIONS (UNAUDITED)

         In early 2001, the Company agreed on a number of actions to further control expenses and conserve cash. These actions included a 10% reduction in workforce as well as other spending reductions. The Company will incur approximately $500,000 of expenses in the first quarter of 2001 for costs associated with these actions, including severance and related costs.

12.      SUBSEQUENT EVENT

         On March 30, 2001, the Company became aware that one of its customers intends to file for bankruptcy. At December 31, 2000, the Company had an outstanding accounts receivable balance of approximately $2,700,000 from this customer. No allowance has been provided on this accounts receivable balance at December 31, 2000. At this time, management is unable to obtain sufficient information, due to the timing of this event, to make a reasonable estimate of the loss, if any, to be incurred. Management plans to obtain sufficient evidence prior to the Company's release of its first quarter results for 2001 and to provide for the loss, if any, at that time.