Form 10-K/A
period 2000-12-31
TRITON NETWORK SYSTEMS INC
filed 2001-04-30
CIK 1050250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-K/A
                     ANNUAL REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  ------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER:
                                              ------------

                          TRITON NETWORK SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ------------

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

                             Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $41,282,000 as of February 2, 2001 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on March 2, 2001 was 34,999,116 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE


================================================================================

                          TRITON NETWORK SYSTEMS, INC.

                                   FORM 10-K/A

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----

PART I................................................................................................................1

         ITEM 1.      Business........................................................................................1
         ITEM 2.      Properties.....................................................................................11
         ITEM 3.      Legal Proceedings..............................................................................11
         ITEM 4.      Submission of Matters to a Vote of Security Holders............................................11

PART II..............................................................................................................12

         ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................12
         ITEM 6.      Selected Financial Data........................................................................13
         ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........14
         ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risks....................................26
         ITEM 8.      Financial Statements and Supplementary Data....................................................26
         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........26

PART III.............................................................................................................27

         ITEM 10.     Directors and Officers of the Registrant.......................................................27
         ITEM 11.     Executive Compensation.........................................................................29
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.................................36
         ITEM 13.     Certain Relationships and Related Transactions.................................................38

PART IV..............................................................................................................41

         ITEM 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............................41

                                     PART I

FORWARD LOOKING STATEMENTS

         This Form 10-K/A contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, continue or the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: the introduction and development of new products; product improvements and new services; the success of our technologies; increasing demand for broadband communications; potential future acquisitions; gross margin expectations; growth in our research and development and general and administrative expenses; and expectation that our new capital equipment financing, combined with our cash and cash equivalents, being sufficient to fund our anticipated operating needs for the next 12 months. These and equivalent statements are only predictions. In evaluating such statements, you should consider various factors, including the risks outlined under "Risk Factors" in this Form 10-K/A, as well as identified in our other filings with the Securities and Exchange Commission. These factors may cause actual events or results to differ materially from those expressed or implied by any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


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

INVISIBLE FIBER SONET PRODUCT LINE

         Our Invisible Fiber SONET products enable service providers who offer voice and data services to build and extend networks more quickly and cost-effectively than they would be able to using fiber. We have designed our products so that they can be connected directly and transparently to standard telecommunications equipment. This enables rapid installation of our products into existing networks. We currently offer Invisible Fiber SONET products for the 38 Gigahertz frequency and the 28, 29 and 31 Gigahertz frequencies and we are developing additional products for other frequencies above 20 Gigahertz.

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

         Key Account Management. We rely on key account management teams to drive sales to those domestic and international customers who have the greatest potential for large-scale network deployments of our products. Once we identify a key account, we organize a key account management team to oversee and coordinate all aspects of our relationship with the customer. Each key account management team consists of an account manager, technical support personnel, including engineers, and a program manager. The account management team focuses on understanding the customer's business needs and positioning our products as solutions for those needs, and is responsible for coordinating order flow, revenue, new market/product penetration and management of competitive risks.

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

         From time to time, other third parties, including leading companies, have asserted against others and may assert against us exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. Any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business would be harmed.

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


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K/A, we are not a party to any litigation that we believe could reasonably be expected to materially harm our business or results of operations.


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

                                                                SALE PRICE
                                                       ---------------------------
                                                          HIGH              LOW
                                                       ---------         ---------
FISCAL 2000:
   Third Quarter (from July 13, 2000) .........        $   44.69         $   11.19
   Fourth Quarter..............................        $   12.94         $    1.94

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

ITEM 6.  SELECTED FINANCIAL DATA

         You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and our consolidated financial statements and the notes included elsewhere in this Form 10-K/A. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 were derived from the consolidated financial statements, which are included elsewhere in this Form 10-K/A. The consolidated statement of operations data for the period from inception to December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 are derived from our financial statements that are not included in this Form 10-K/A. Historical results are not necessarily indicative of results that may be expected for any future period.


                                                     PERIOD FROM                               YEAR ENDED
                                                     MARCH 5, 1997                             ----------
                                                 (INCEPTION) THROUGH                          DECEMBER 31,
                                                     DECEMBER 31,                             ------------
                                                         1997                1998                 1999                 2000
                                                     -----------         ------------         ------------         ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues ......................................      $        --         $         --         $         --              $26,238
Cost of revenues:..............................
   Special inventory component write-off.......               --                   --                   --                1,190
   Other ......................................               --                   --                   --               25,877
                                                     -----------         ------------         ------------         ------------
      Total cost of revenues...................               --                   --                   --               27,067
                                                     -----------         ------------         ------------         ------------
Gross profit (loss)............................               --                   --                   --                 (829)
Operating expenses:
   Manufacturing and operations................               --                2,326                7,990                   --
   Research and development....................            1,895                8,494               12,631               22,939
   Selling and marketing.......................              162                2,445                6,111               12,144
   General and administrative..................              501                1,748                4,473                7,131
   Royalty expense.............................               --                2,800                   --                   --
   Amortization of intangible assets...........               --                   --                   --                5,822
   Amortization of deferred compensation.......               --                  292                1,561                1,595
                                                     -----------         ------------         ------------         ------------
      Total operating expenses.................            2,558               18,105               32,766               49,631
                                                     -----------         ------------         ------------         ------------
Loss from operations...........................           (2,558)             (18,105)             (32,766)             (50,460)
Other income (expense):........................
   Interest income.............................               86                1,066                1,337                3,682
   Interest expense............................               --                 (160)                (426)              (1,005)
   Other ......................................               (3)                 (25)                   1                 (420)
                                                     -----------         ------------         ------------         ------------
      Total other income.......................               83                  881                  912                2,257
                                                     -----------         ------------         ------------         ------------
Net loss ......................................          $(2,475)            $(17,224)            $(31,854)            $(48,203)
                                                     ===========         ============         ============         ============
Net loss per share--basic and diluted..........           $(1.01)              $(5.07)              $(6.67)              $(2.51)
                                                     ===========         ============         ============         ============
Shares used in per share calculations--basic
   and diluted.................................        2,456,995            3,395,300            4,776,567           19,191,226
                                                     ===========         ============         ============         ============
Pro forma net loss per share:
   Net loss per share--basic and diluted.......           $(0.74)              $(1.30)              $(1.64)              $(1.61)
                                                     ===========         ============         ============         ============
   Shares used in per share calculations--basic
      and diluted..............................        3,344,666           13,265,015           19,400,204           29,928,655
                                                     ===========         ============         ============         ============


                                                                         AS OF DECEMBER 31,
                                                                         ------------------
                                                           1997          1998          1999           2000
                                                          ------        ------        ------        -------
                                                                           (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term investments ..................        12,476        21,328        46,130         78,897
Working capital ..................................        12,271        18,963        44,180         85,116
Intangible assets ................................            --            --            --         32,989
Total assets .....................................        12,794        24,440        63,700        156,756
Long-term debt (including current maturities) ....            --         1,899         3,594         10,333
Total stockholder's equity .......................        12,506        20,424        51,333        132,647

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Risk Factors, and our financial statements and the related notes included elsewhere in this Form 10-K/A.

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

         Selling and Marketing. Selling and marketing expenses of $12.1 million for the year 2000 were $6.0 million higher than for the year 1999. The increase was due to the further establishment of a core sales and marketing group, a customer service group and costs associated with supporting several customer field trials. Personnel costs related to the sales and marketing group accounted for approximately 55% of the expense increase. Additionally, 19% of the increase is due to costs associated with the customer service group and 17% related to supporting customer field trials.

         General and Administrative. General and administrative expenses of $7.1 million for the year 2000 were $2.6 million higher than 1999. The increase was due primarily to the development of the finance, human resources and information technology groups, and, in the third quarter of 1999, the hiring of our chief executive officer. Personnel related costs accounted for approximately 60% of the increase. Depreciation and professional service costs represented approximately 28% of the increase.

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

         Selling and Marketing. Selling and marketing expenses increased $3.7 million in 1999 from $2.4 million in 1998 to $6.1 million in 1999. The increase was due to the establishment of a core sales and marketing group and the increase of advertising, marketing and other costs associated with sales and support activities. Personnel costs related to the establishment of the sales and marketing group and advertising, marketing and other costs accounted for 43% and 41% of the expense increase in 1999, respectively.

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


                                                                                                                    PAGE
                                                                                                                    ----



         Report of Independent Auditors........................................................................      F-2

         Consolidated Balance Sheets at December 31, 1999 and 2000.............................................      F-3

         Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000............      F-4

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000..      F-5

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following table sets forth for all directors and executive officers of the Company, their ages and present positions with the Company as of March 31, 2001.

NAME                                  AGE    POSITION
----                                  ---    --------
Howard "Skip" Speaks...........       53     President, Chief Executive Officer and Director
Kenneth R. Vines...............       56     Senior Vice President and Chief Financial Officer
Michael A. Clark...............       40     Vice President of Engineering
Douglas R.B. Campbell..........       44     Vice President of Sales and Marketing
Philip C. Gulliford............       42     Vice President of Advanced Technology
Mark I. Johnson................       47     Chief Operating Officer
Robert P. Goodman..............       40     Chairman of the Board
Stanley R. Arthur..............       65     Director
Bandel L. Carano...............       39     Director
James F. Gibbons...............       69     Director
Arjun Gupta....................       40     Director
James Wei......................       33     Director

         Howard "Skip" Speaks has served as our President and Chief Executive Officer and as a member of our board of directors since September 1999. Prior to joining us he held various positions at Ericsson, a telecommunications company, from August 1986 through September 1999, most recently as Executive Vice President and General Manager of the network operators group. Mr. Speaks received his B.S. degree in civil engineering from the West Virginia Institute of Technology.

         Kenneth R. Vines has served as our Senior Vice President and Chief Financial Officer since October 1998. Prior to joining us he was Vice President of Finance for DSC Communications, a telecommunications equipment and software development company, from July 1986 through September 1998. Mr. Vines received his B.B.A. degree from the University of Texas at Arlington and his M.B.A. degree from North Texas State University.

         Michael A. Clark, one of our founders, has served as our Vice President of Engineering since April 1997. Prior to joining us he was a Hardware Engineering Manager at Texas Instruments, a semiconductor company, from June 1983 through March 1997. Mr. Clark received his B.S. degree in electrical engineering from the Lawrence Institute of Technology and his M.S. degree in electrical engineering from the University of Texas at Arlington.

         Douglas R.B. Campbell has served as our Vice President of Sales and Marketing since March 1999. Prior to joining us he was employed at Nortel Networks, a provider of communications products and services, as Vice President, Account Management (Asia) from April 1997 through March 1999 and as Assistant Vice President, Broadband Networks Business from December 1994 through April 1997. Mr. Campbell received his Bachelor of Engineering Physics degree from the Royal Military College of Canada and his M.B.A. degree from the University of Lausanne.

         Philip C. Gulliford, one of our founders, has served as Vice President of Advanced Technology since April 1997. Prior to joining us he was Director of Engineering at Phoenix Wireless Group, a wireless local loop company, from April 1993 through February 1997. Mr. Gulliford received his B.S. degree in physics and electronics from Brunel University in London.

         Mark I. Johnson has served as our Chief Operating Officer since June 2000. Prior to joining us he was Vice President of Manufacturing at ADC Telecommunications, a provider of telecommunications equipment, software and integration services, from June 1993 through May 2000. Mr. Johnson received his B.S. degree in Information Technology and his M.S. degree in Operations Management from Connecticut State University. Mr. Johnson also completed the Advanced Management program at Harvard Business School.

         Robert P. Goodman is Chairman of the board of directors and has served as a director since January 1998. He is a general partner at Bessemer Venture Partners, a venture capital firm. Prior to joining Bessemer he was a managing member of Cove Road Associates, a venture capital firm, from March 1998 through December 1999. Prior to that, he was Chairman and Chief Executive Officer of Celcore, a developer and supplier of cellular telephone switching and infrastructure equipment, from June 1993 through December 1997. Mr. Goodman received his B.A. degree in Latin American studies from Brown University and his M.B.A. degree from Columbia University.

         Stanley R. Arthur has served on our board of directors since March 2000. He has been President of Lockheed Martin Missiles and Fire Control-Orlando, a defense contractor, since July 1999. Prior to that, Mr. Arthur was Vice President for Washington Operations for the Lockheed Martin Electronics Sector from September 1996 through July 1999. From July 1995 to September 1996 Mr. Arthur was Vice President for Naval Systems for Lockheed Martin Tactical Systems. From 1957 to 1995 Mr. Arthur held a number of commands with the U.S. Navy, most recently as Vice Chief of Naval Operations. Mr. Arthur received his B.S. degree in Aeronautics from Miami University. Mr. Arthur also earned his B.S. degree in aeronautical engineering from the U.S. Navy Postgraduate School, and received his masters degree in administration from George Washington University.

         Bandel L. Carano has served on our board of directors since November 1997. He has been a general partner of Oak Investment Partners, a venture capital firm, since 1985. Mr. Carano serves as a member of the investment advisory board of the Stanford University Engineering Venture Fund. Mr. Carano received his B.S. and M.S. degrees from Stanford University. Mr. Carano also serves as a director of Advanced Radio Telecom, Metawave Communications, Repeater Technologies, Virata and WFI.

         James F. Gibbons, Ph.D. has served on our board of directors since November 1997. He has been a professor of electrical engineering since 1957 and Special Counsel to the President for Industry Relations at Stanford University since July 1996. Dr. Gibbons was Dean of the School of Engineering at Stanford University from September 1984 to June 1996. Dr. Gibbons received his B.S. degree in electrical engineering from Northwestern University and his M.S. and Ph.D. degrees in electrical engineering from Stanford University. He currently serves as a director of Cisco Systems, Lockheed Martin and El Paso Energy.

         Arjun Gupta has served on our board of directors since May 1998. He has been the managing partner of TeleSoft Partners, a venture capital firm, since January 1997. From August 1994 to December 1996 Mr. Gupta was a Vice President of The Chatterjee Group, an investment advisory company. Mr. Gupta received his B.A. degree in economics from St. Stephen's College, Delhi University, his B.S. and M.S. degrees in computer science from Washington State University and an M.B.A. degree from Stanford University.

         James Wei has served on our board of directors since November 1997. He has been a general partner at Worldview Technology Partners, a venture capital firm, since April 1996. Prior to that, Mr. Wei was a Fund Manager at JAFCO Co., Ltd., a venture capital firm, from October 1991 through April 1996. Mr. Wei received his B.S. degree in systems design engineering from the University of Waterloo in Ontario, Canada.

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


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation accrued during fiscal years 1998, 1999 and 2000 to the Company's President and Chief Executive Officer, and each of the Company's five other most highly compensated executive officers whose annual compensation exceeded $100,000 for fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                                                    Compensation
                                                                                                    -------------     ------------
                                                            Annual Compensation($)                   Securities
                                                 ---------------------------------------------        Underlying        All Other
Name and Principal Positions                     Year         Salary        Bonus       Other         Options(#)      Compensation
----------------------------                     ----        --------      -------    --------      -------------     ------------
Howard "Skip" Speaks(1)...................       1998        $     --      $    --    $     --              --              --
   President and Chief Executive Officer         1999          92,273       60,000     274,050         625,000              --
                                                 2000         290,000       50,000          --         200,000              --
Mark I. Johnson(2)........................       1998              --           --          --              --              --
   Chief Operating Officer                       1999              --           --          --              --              --
                                                 2000         105,000       23,496      65,090         247,500              --
Kenneth R. Vines(3).......................       1998          33,558           --          --         150,000              --
   Senior Vice President and Chief Financial     1999         150,000        6,000      72,951(5)       50,000              --
   Officer                                       2000         175,000       43,875          --          90,000              --
Douglas R.B. Campbell(4)..................       1998              --           --          --              --              --
   Vice President of Sales and Marketing         1999         106,250        3,000      39,855(5)      150,000              --
                                                 2000         163,462       38,250          --          75,000              --
Michael A. Clark(3).......................       1998         125,000       15,000          --          62,500              --
   Vice President of Engineering                 1999         140,625        5,000          --          50,000              --
                                                 2000         175,000       43,875          --         110,000              --
Philip C. Gulliford(4)....................       1998         125,000       15,000          --              --              --
   Vice President of Advanced Technology         1999         130,000        5,000          --              --              --
                                                 2000         155,385       38,250          --          40,000              --

(1) Mr. Speaks joined us in September 1999. His annual salary is $290,000. Other annual compensation listed includes a signing bonus Mr. Speaks earned in 1999 in the amount of $250,000, reimbursement for relocation expenses and temporary housing expenses for which we reimbursed Mr. Speaks in 1999.
(2) Mr. Johnson joined us in June 2000. His annual salary is $195,000. Other annual compensation listed includes a signing bonus Mr. Johnson earned in 2000 in the amount of $25,000, reimbursement for relocation expenses and temporary housing expenses for which we reimbursed Mr. Johnson in 2000.
(3)      In July 2000, Mr. Vines' and Mr. Clark's annual salary increased to
         $195,000.
(4) In July 2000, Mr. Campbell's and Mr. Gulliford's annual salary increased to $170,000.
(5)      Represents reimbursement for relocation expenses.

OPTION GRANTS IN 2000

         The following table sets forth information concerning grants of stock options to each of the executive officers named in the table above during 2000. All options granted to these executive officers in 2000 were granted under the 1997 Stock Plan. The options vest as indicated in the table below. Options granted to these executive officers may be exercised prior to vesting if the individual exercising options enters into a restricted stock purchase agreement providing that the shares acquired may be repurchased by us in the event that the individual ceases to be employed by us. We will pay per share repurchase option at the same times and in the same amounts as shares would have become vested and exercisable under the provisions of the individual's option agreement with us. The percent of the total options granted figures set forth below are based on an aggregate of 3,241,935 options granted to employees during 2000. All options were granted at fair market value.

         Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming that the fair market value at the date of grant of our common stock appreciates at a rate 5% and 10% over the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock price.

                                                         INDIVIDUAL GRANTS
                                                   ------------------------------
                                                       PERCENT OF
                                                         TOTAL
                                                        OPTIONS                                      POTENTIAL REALIZABLE VALUE
                                     NUMBER OF         GRANTED TO                                      AT ASSUMED ANNUAL RATES OF
                                    SECURITIES          EMPLOYEES       EXERCISE                         STOCK APPRECIATION FOR
                                    UNDERLYING           DURING        PRICE PER    EXPIRATION               OPTION TERM ($)
               NAME              OPTIONS GRANTED        PERIOD (%)      SHARE ($)      DATE              5%                 10%
---------------------------      ---------------   -----------------   ----------   ----------       ------------    ------------

Howard "Skip" Speaks .....          100,000(1)              3.1            2.13       12/22/10         134,000            340,000
                                    100,000(3)              3.1            3.65       11/28/10         230,000            582,000
Mark I. Johnson ..........          110,000(2)              3.4            3.65       11/28/10         253,000            640,200
                                     12,500(1)              0.4           15.00       07/12/10         118,000            298,875
                                    125,000(1)              3.9           11.00       06/15/10         865,000          2,191,250
Kenneth R. Vines .........           90,000(3)              2.8            3.65       11/28/10         207,000            523,800
Douglas R. B. Campbell ...           75,000(2)              2.3            3.65       11/28/10         172,500            436,500
Michael A. Clark .........          110,000(2)              3.4            3.65       11/28/10         253,000            640,200
Philip C. Gulliford ......           30,000(2)              0.9            3.65       11/28/10          69,000            174,600
                                     10,000(1)              0.3           15.00       07/12/10          94,400            239,100

---------------
(1) One-quarter of the shares subject to each option vests and becomes exercisable on the first anniversary of the vesting commencement date, and an additional one-forty-eighth of the shares subject to each option vest each month thereafter.
(2) 100% vesting five years subsequent to the vesting commencement date, or sooner if certain performance criteria are met.
(3) 25% vest annually over a four-year period or sooner if certain performance criteria are met.



AGGREGATE OPTION EXERCISES IN 2000 AND VALUES AT DECEMBER 31, 2000

         The following table sets forth information concerning stock options held by the executive officers named in the summary compensation table at December 31, 2000. All stock options have been reported as exercisable because our 1997 Stock Plan allows options to be exercised prior to vesting if the individual exercising options enters into a restricted stock purchase agreement. The value realized upon exercise and the value of unexercised in-the-money options is based on an estimated fair market value per share minus the actual exercise prices. All options were granted under our 1997 Stock Plan. The options vest over periods of four to five years and for some grants sooner if certain performance criteria are met and otherwise generally conform to the terms of our 1997 Stock Plan.


                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                       SHARES                            OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                      ACQUIRED        VALUE         DECEMBER 31, 2000 (#)        DECEMBER 31, 2000 ($)
               NAME                 ON EXERCISE   REALIZED ($)    EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
               ----                 -----------   ------------    -----------   -------------  -----------   -------------
Howard "Skip" Speaks..........              --            --        825,000             --         100,000           --
Mark I. Johnson...............              --            --        247,500             --              --           --
Kenneth R. Vines..............              --            --        140,000             --              --           --
Douglas R. B. Campbell........              --            --         75,000             --              --           --
Michael A. Clark..............              --                      222,500             --         164,375           --
Philip C. Gulliford...........              --            --         40,000             --              --           --

EMPLOYMENT AND SEVERANCE AGREEMENTS

         In August 1999, we issued an employment offer letter to Mr. Speaks that provides that if he is terminated without cause or involuntarily terminated by us he will receive twelve months salary and benefits and six months of accelerated vesting of his stock options. These severance benefits will cease if Mr. Speaks is employed by another company within twelve months of his termination. Additionally, if Mr. Speaks is terminated without cause or involuntarily terminated by us, dies or becomes disabled within six months of the commencement of his employment, a total of 50,000 options shall become immediately vested.

         Also, we have entered into stock option agreements under our 1997
Stock Plan with Mr. Speaks that include a provision providing that 625,000 options granted thereunder will accelerate and become fully vested in the event of our merger with or into another corporation or a sale of substantially all of our assets, a change of control. Additionally, Mr. Speaks' remaining 200,000 options will accelerate and become fully vested upon change of control, unless the successor corporation assumes the options or substitutes equivalent securities for them. Additionally, these agreements provide that if Mr. Speaks is terminated without cause within twelve months of a change of control, all assumed or substituted options will accelerate and become fully vested. Mr. Speaks has agreed that for one year after a change of control he will not directly or indirectly engage in the financing, operation, management or control of any business that competes with us.

         In September 1998, we issued an employment offer letter to Mr. Vines that provides that in the event that he is terminated without cause he will receive six months salary and 25% of his annual bonus. Mr. Vines' options and shares of restricted stock will continue to vest during this six month period. These severance benefits will cease if Mr. Vines is employed by another company within six months of his termination. Also, Mr. Vines would receive six months salary, benefits and bonus in the event that he is terminated without cause within one year of a change in control. We have entered into stock option agreements under our 1997 Stock Plan with Mr. Vines that include a provision providing that 150,000 shares of restricted stock granted pursuant to the terms of the 1997 Stock Plan will accelerate and become fully vested upon a change of control. Additionally, Mr. Vines' 140,000 options will accelerate and become fully vested upon a change of control, unless the successor corporation assumes the options or substitutes equivalent securities for them. Also, these agreements provide that if Mr. Vines is terminated without cause within twelve months of a change of control, all assumed or substituted options will accelerate and become fully vested.

         We have entered into stock option agreements under our 1997 Stock Plan with each of Mr. Campbell, Mr. Clark and Mr. Gulliford for 75,000, 110,000 and 30,000 options, respectively, that include a provision providing that these options granted thereunder will accelerate and become fully vested upon a change of control. Additionally, for Mr. Campbell's 150,000 shares of restricted stock granted pursuant to the terms of the 1997 Stock Plan and Mr. Clark's and Mr. Gulliford's remaining options of 112,500 and 10,000, respectively, will accelerate and become fully vested upon change of control, unless the successor corporation assumes the options or substitutes equivalent securities for them. Additionally, these agreements provide that if Mr. Campbell, Mr. Clark or Mr. Gulliford is terminated without cause within twelve months of a change of control, all assumed or substituted options and shares of restricted stock will accelerate and become fully vested.
        Mr. Campbell's and Mr. Clark's employment letter provide that in the event of their termination without cause they will receive six months salary and 25% of their annual bonus. The options and shares of restricted stock held by Mr. Campbell and Mr. Clark will continue to vest during this six month period. These severance benefits will cease if they are employed by another company within six months of their termination. Also, Mr.Campbell and Mr. Clark would receive six months salary, benefits and bonus in the event that they are terminated without cause within one year of a change in control.

         In May 2000, we issued an employment offer letter to Mr. Johnson that provides if he is terminated without cause by Triton at any time, or by Triton or a successor within the twelve months following a change of control, he will receive six months salary, enhanced monthly severance payments based on 25% of his then annual target bonus, and a prorated portion of such bonus. Mr. Johnson's stock options will continue to vest during the severance period. We have entered into stock option agreements under our 1997 Stock Plan with Mr. Johnson that include a provision providing that 110,000 options granted thereunder will accelerate and become fully vested upon a change of control. Additionally, Mr. Johnson's remaining 137,500 options will accelerate and become fully vested upon change of control, unless the successor corporation assumes the options or substitutes equivalent securities for them. Additionally, these agreements provide that if Mr. Johnson is terminated without cause within twelve months of a change of control, all assumed or substituted options will accelerate and become fully vested.

DIRECTOR COMPENSATION

         The Company reimburses its directors who are not officers or employees for expenses incurred in attending any Board of Directors or committee meeting. Directors who are also the Company's officers or employees are not reimbursed for expenses incurred in attending Board of Directors or committee meetings.

         In September 1999, we granted options to purchase 50,000 shares of common stock to Mr. Goodman in consideration of his services as a member of our Board of Directors. In October 1999, our stockholders approved grants of options to purchase 10,000 shares of common stock vesting annually in equal installments over four years to each of our non-employee directors. In October 1999, the stockholders also approved guidelines for future grants of stock options. These guidelines provide that non-employee directors would receive 10,000 shares vesting annually in equal installments over four years, granted in conjunction with the completion of our initial public offering in July 2000. In addition, all non-employee directors will receive 5,000 shares vesting annually in equal installments over four years which are to be granted on the date of each annual meeting of stockholders.

         Employee directors who meet the eligibility requirements may participate in the Company's 1997 Stock Plan.

         The Company will renew its directors and officers indemnification insurance coverage when the current policy expires in July 2001.


                      REPORT OF THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

         The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during the fiscal year ended December 31, 2000. Actual compensation earned during fiscal 2000 by the named executive officers is shown in the Summary Compensation Table above under "Executive Compensation."

INTRODUCTION

         The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, and establishes the compensation plans and specific compensation levels for executive officers. The Committee strives to ensure that the Company's executive compensation programs will enable the Company to attract and retain key people and motivate them to achieve or exceed certain key objectives of the Company by making individual compensation directly dependent on the Company's achievement of certain financial goals, such as profitability and asset management and by providing rewards for exceeding those goals.

COMPENSATION PROGRAMS

         Base Salary. The Committee establishes base salaries for executive officers. Base pay increases vary according to individual contributions to the Company's success and comparisons to similar positions within the Company and at other comparable companies.

         Bonuses. Each executive officer is evaluated individually to determine a bonus for the fiscal year based on performance criteria given to each executive officer prior to the fiscal year. These criteria include milestones in such executive's area of responsibility as well as with respect to the Company's financial performance generally.

         Stock Options. The Committee believes that stock options provide additional incentive to officers to work towards maximizing stockholder value. The Committee views stock options as one of the more important components of the Company's long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants. The Company generally grants options become exercisable over four to five year periods, and in some cases sooner if certain performance criteria are met, as a means of encouraging executives and other employees to remain with the Company and to promote its success. Options granted by the Company to its executive officers and other employees have exercise prices equal to the fair market value at the time of grant. This approach is designed to focus executives on the enhancement of stockholder value over the long term and encourage equity ownership in the Company. Options vest and become exercisable at such time as determined by the Board. The initial option grant is designed to be competitive with those of comparable companies for the level of the job that the executive holds and motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in the Company's stock price over time. Periodic additional stock options within the comparable range for the job are granted to reflect the executives' ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's financial goals.

         Other. In addition to the foregoing, officers participate in compensation plans available to all employees, such as participation in both the Company's 401(k) Savings Plan and Employee Stock Purchase Plan. The Company has not made matching contributions to either the 401(k) or Employee Stock Purchase Plans.

COMPENSATION LIMITATIONS

         The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company's executive officers. Under Section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations adopted thereunder by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1.0 million in a year. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements, such as stockholder approval, are satisfied. The Company plans to take actions, as necessary, to ensure that its stock option plans and executive annual cash bonus plans qualify for exclusion.

COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

         Howard "Skip" Speaks is the Chief Executive Officer, President and a director of the Company. The Committee's criteria for determining Mr. Speaks' compensation are driven by several factors: the competitive marketplace, the Company's position in the rapidly evolving technology sector in which it operates, his relative ownership interest in the Company and, most importantly, his performance.

         The Committee believes that Mr. Speaks' performance throughout fiscal year 2000 was outstanding. He continues to demonstrate highly effective leadership and vision in a marketplace of unique complexity and rapid change. During the last fiscal year, Mr. Speaks was instrumental in the completion of the acquisition by the Company of the broadband modem product line from IBM in March 2000, led the Company through its successful initial public offering and presided over successive rapid increases in revenue for each quarter following the offering, which resulted in improved financial results in each quarter.

                                           Respectfully Submitted By:

                                           MEMBERS OF THE COMPENSATION COMMITTEE

                                           Bandel L. Carano

                                           Robert P. Goodman

                                           Arjun Gupta

Dated:  April 17, 2001

                                PERFORMANCE GRAPH

         Set forth below is a line graph comparing the percentage change in the cumulative return to the stockholders of the Company's Common Stock with the cumulative return of the Nasdaq Index and of the Nasdaq Telecommunications Index for the period commencing July 13, 2000 and ending on December 31, 2000. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.


         COMPARISON OF HISTORICAL CUMULATIVE TOTAL RETURN (*) AMONG TRITON NETWORK SYSTEMS, INC., THE NASDAQ COMPOSITE INDEX AND THE NASDAQ
TELECOMMUNICATIONS INDEX

                                    [GRAPH]

          (*) The graph assumes that $100 was invested on July 13, 2000, in the Company's Common Stock, at the offering price of $15.00 per share, and $100 was invested on June 30, 2000, in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, and that all dividends were reinvested. The Company has not declared or paid any dividends on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                     CUMULATIVE TOTAL RETURN AT PERIOD ENDED

                                       7/13/00       9/30/00       12/31/00
                                       -------       -------       --------
Triton Network Systems, Inc.            100.00         87.53         20.87
NASDAQ Composite Index                  100.00         91.10         62.30
NASDAQ Telecommunications Index         100.00         83.83         53.23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 28, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 34,999,116 shares of Common Stock outstanding as of February 28, 2001. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

                                                                         SHARES BENEFICIALLY
NAME OR GROUP OF BENEFICIAL OWNERS                                              OWNED                PERCENT OF TOTAL
----------------------------------                                       -------------------         ----------------
Bandel L. Carano (1).............................................               3,950,285                   11.3%
Entities affiliated with Oak Investment Partners (2).............               3,930,285                   11.2
   525 University Avenue, Suite 1300
   Palo Alto, CA 94301
International Business Machines Corporation......................               2,750,000                    7.9
   North Castle Drive
   Armonk, NY 10504
James Wei (3)....................................................               2,528,170                    7.2
Entities affiliated with Worldview Technology Partners (4).......               2,508,170                    7.2
   435 Tasso Street, Suite 120
   Palo Alto, CA 94301
Entities affiliated with Advent International Corporation (5)....               2,165,142                    6.2
   75 State Street
   Boston, MA 02109
James F. Gibbons (6).............................................                 120,000                     (*)
Lockheed Martin Corporation......................................               2,000,000                    5.7
   5600 Sand Lake Road
   Orlando, FL 32819
Entities affiliated with MeriTech Capital Partners (7)...........               1,946,963                    5.6
   90 Middlefield Road, Suite 201
   Menlo Park, CA 94025
Entities affiliated with Bessemer Venture Partners (8)...........               1,947,489                    5.5
   1400 Old County Road
   West Bury, NY 11590
Arjun Gupta (9)..................................................               1,585,714                    4.5
Entities affiliated with TeleSoft Partners (10)..................               1,565,714                    4.5
   1450 Fashion Island Boulevard, Suite 610
   San Mateo, CA 94404
Howard "Skip" Speaks (11)........................................                 825,625                    2.3
Robert P. Goodman (12)...........................................                 440,000                    1.3
Michael A. Clark (13)............................................                 409,124                    1.2
Kenneth R. Vines (14)............................................                 297,125                     (*)
Mark I. Johnson (15).............................................                 248,125                     (*)
Philip C. Gulliford (16).........................................                 180,622                     (*)
Douglas R.B Campbell (17)........................................                 225,625                     (*)
Stanley R. Arthur................................................                      --                      --
All directors and executive officers as a group
   (12 persons)..................................................              10,810,415                   29.5

*Less than 1% of outstanding shares of common stock

---------------
(1) Includes 3,930,285 shares held by the entities listed in note 2 below. Mr. Carano is a general partner of the entities listed in note 2 below. Mr. Carano disclaims beneficial ownership of the shares held by the entities listed in note 2 below except to the extent of his direct pecuniary interest in these shares. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(2) Includes 3,833,993 shares held by Oak Investment Partners VII, Limited Partnership and 96,292 shares held by Oak VII Affiliates Fund, Limited Partnership.
(3) Includes 2,508,174 shares held by the entities listed in note 4 below. Mr. Wei is a general partner of the general partner of the entities listed in note 4 below. Mr. Wei disclaims beneficial ownership of the shares held by the entities listed in note 4 below except to the extent of his direct pecuniary interest in these shares. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(4) Includes 1,394,528 shares held by Worldview Technology Partners I, L.P., 543,524 shares held by Worldview Technology International I, L.P., 120,119 shares held by Worldview Strategic Partners I, L.P., 333,686 shares held by Worldview Technology Partners II, L.P., 102,149 shares held by Worldview Technology International II, L.P. and 14,164 shares held by Worldview Strategic Partners II, L.P.
(5) Includes 1,014,518 shares held by Digital Media and Communications LP, 460,359 shares held by Adtel LP, 246,532 shares held by Tel Advent LP, 171,532 shares held by Adtec LP, 94,300 shares held by Digital Media and Communications II LP, 70,600 shares held by Envirotech LP, 54,901 shares held by Advent Partners LP and 52,400 shares held by Advent Crown Fund II C.V.
(6) Does not include 2,000,000 shares held by Lockheed Martin Corporation of which Mr. Gibbons is a director and disclaims beneficial ownership. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(7) Includes 31,152 shares held by MeriTech Capital Affiliates L.P. and 1,915,811 shares held by MeriTech Capital Partners L.P.
(8) Includes 164,750 shares held by Bessemer Venture Investors L.P., 700,265 shares held by Bessemer Venture Partners IV, L.P., 700,267 shares held by Bessec Ventures IV L.P. and 65,548 shares held by BVP IV Special Situations L.P. Also includes 316,659 shares beneficially held by individuals, or entities affiliated with these individuals, that are affiliated with Bessemer. In specified circumstances, Bessemer can direct the voting for 73,117 of these shares.
(9) Includes 1,565,714 shares held by the entities listed in note 10 below. Mr. Gupta is the President of the general partner of TeleSoft Partners IA, L.P. and the Executive Manager of TeleSoft Partners, L.P.'s general partner, which has the power to direct the voting of the shares held by Deutsche Bank Securities Inc. and the Goel Family Partnership, pursuant to a management agreement Mr. Gupta disclaims beneficial ownership of the shares held by the entities listed in note 10 below except to the extent of his direct pecuniary interest in these shares. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(10) Includes 1,165,714 shares held by TeleSoft Partners IA, L.P., 200,000 shares held by TeleSoft Partners, L.P., 53,500 shares held by Deutsche Bank Securities Inc., 66,500 shares held by TeleSoft Coinvestments, L.P. and 80,000 shares held by Goel Family Partnership.
(11) Includes 825,000 shares issuable upon the exercise of options exercisable within sixty days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(12) Mr. Goodman is a member of the management company that manages the entities listed in note 8 above. However, Mr. Goodman is not listed as the beneficial owner of the shares held by the entities listed in note 8 above because he has no pecuniary or voting interest in the shares as they are held by entities established prior to his becoming affiliated with Bessemer. Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time. Includes 50,000 shares held by trust entities established for the benefit of Mr. Goodman's children. Mr. Goodman disclaims beneficial ownership of these shares. 114,585 of these shares are subject to our right of repurchase, which lapses over time.
(13) Includes 222,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(14) Includes 56,500 shares held by entities affiliated with Mr. Vines. Includes 62,500 shares subject to our right of repurchase, which lapses over time. Includes 140,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of February 28, 2001; all of these shares are subject to our right of repurchase which lapses over time.
(15) Includes 247,500 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.

(16) Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.
(17) Includes 76,647 shares subject to our right of repurchase, which lapses over time. Includes 75,000 shares issuable upon the exercise of options exercisable within 60 days of February 28, 2001; all of which are subject to our right of repurchase which lapses over time.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                         CERTAIN BUSINESS RELATIONSHIPS

         Since our inception, and during the last fiscal year, Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, has provided legal services to us. Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, in addition to individual members of and persons associated with Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, beneficially owns an aggregate of 53,441 shares of the Company's Common Stock.

                           RELATED PARTY TRANSACTIONS

         In the Company's last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in "Employment and Severance Agreements" and (2) the transactions described below.

STOCK OPTION GRANTS TO OFFICERS AND DIRECTORS

         During fiscal 2000, the Company granted the following options to purchase the Company's Common Stock to its officers, directors and stockholders who beneficially own 5% or more of its Common Stock.

                                                                        EXERCISE PRICE
              NAME                       DATE OF GRANT      OPTIONS       PER SHARE
              ----                       -------------      -------       ---------
Bandel L. Carano...................          7/12/00         10,000         15.00
James Wei..........................          7/12/00         10,000         15.00
James F. Gibbons...................          7/12/00         10,000         15.00
Arjun Gupta........................          7/12/00         10,000         15.00
Howard "Skip" Speaks...............         11/28/00        100,000          3.65
                                            12/22/00        100,000          2.13
Robert P. Goodman..................          7/12/00         10,000         15.00
Michael A. Clark...................         11/28/00        110,000          3.65
Kenneth R. Vines...................         11/28/00         90,000          3.65
Mark I. Johnson....................          6/15/00        125,000         11.00
                                             7/12/00         12,500         15.00
                                            11/28/00        110,000          3.65
Philip C. Gulliford................          7/12/00         10,000         15.00
                                            11/28/00         30,000          3.65
Douglas R.B. Campbell..............         11/28/00         75,000          3.65

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements with each of its directors and officers. Such indemnification agreements will require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law. These agreements, among other things, indemnify our directors and executive officers for certain expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any director or executive officer in any action or proceeding, including any action by or in our right arising out of that person's services as a director, officer, employee, agent or fiduciary for us, any subsidiary of ours or any other company or enterprise to which the person provides services at our request. The agreements do not provide for indemnification in cases where

         -        the claim is brought by the indemnified party;

         -        the indemnified party has not acted in good faith;

         - the expenses have been paid directly to the indemnified party under a policy of officers' and directors' insurance maintained by us; or

         -        the claim arises under Section 16(b) of the Exchange Act.

         We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. It is the position of the SEC that indemnification for liabilities arising under federal or state securities laws is against public policy and not enforceable.

         At present, there is no pending litigation or proceeding involving any of our directors or officers in which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

INVESTOR RIGHTS AGREEMENT

         Pursuant to a registration rights agreement we entered into with holders of 24,397,414 shares of our common stock, and the holders of all outstanding warrants, the holders of these shares are entitled to registration rights regarding these shares. The registration rights provide that if we propose to register any securities under the Securities Act, either for our own account or for the account of other security holders exercising registration rights, they are entitled to notice of the registration and are entitled to include shares of their common stock in the registration. This right is subject to conditions and limitations, including the right of the underwriters in an offering to limit the number of shares included in the registration. The holders of these shares may also require us to file up to two registration statements under the Securities Act at our expense with respect to their shares of common stock. We are required to use our best efforts to effect this registration, subject to conditions and limitations. Furthermore, the holders of these shares may require us to file additional registration statements on Form S-3, subject to conditions and limitations. These rights terminate on the earlier of five years after the effective date of this offering, the date on which all securities holding registration rights have been sold, or when a holder is able to sell all its shares pursuant to Rule 144 under the Securities Act in any 90-day period.

OTHER MATERIAL TRANSACTIONS

         We entered into agreements with Lockheed Martin relating to the design and development of the MMIC technology and transceiver module in our products. Under these agreements we paid Lockheed Martin on a cost reimbursable basis, including its fee, for production services performed thereunder. Additionally, we paid Lockheed Martin for specified costs related to the continued development of our products. In 2000, the value of these payments to Lockheed Martin was approximately $9,600,000. Lockheed Martin is a holder of more than 5% of our capital stock. James Gibbons, one of our directors is a director of Lockheed Martin. Stanley Arthur, one of our directors, is an officer of Lockheed Martin Missiles and Fire Control -- Orlando, a division of Lockheed Martin. These agreements were terminated at the end of 2000.

         In December 1999, we entered into a supply agreement with Advanced Radio Telecom under which Advanced Radio Telecom purchased products in excess of 10% of our revenue for 2000. Entities associated with Oak Investment Partners, of which Bandel Carano, one of our directors, is a general partner, Worldview Technology Partners, of which James Wei, one of our directors, is a general partner, and other stockholders of ours own stock of Advanced Radio Telecom. Mr. Carano, one of our directors, is a director of Advanced Radio Telecom.

         In February 2000, we entered into a value added reseller agreement with CommVerge Solutions. Investors in CommVerge Solutions include entities associated with Oak Investment Partners, of which Bandel Carano, one of our directors, is a general partner and Worldview Technology Partners, of which James Wei, one of our directors, is a general partner. Mr. Wei, one of our directors, is also a director of CommVerge Solutions. During 2000 we supplied CommVerge Solutions with products in excess of 10% of our revenue under this agreement.

         During 2000, we supplied modem chips and engineering design services in an amount in excess of 10% of our revenue to Kestrel Solutions. Investors in Kestrel Solutions include entities associated with Worldview Technology Partners, of which James Wei, one of our directors, is a general partner.



INDEBTEDNESS OF MANAGEMENT

         In October 1999, we made an interest free loan in the principal amount of $300,000 to Mr. Speaks, our President and Chief Executive Officer, which is secured by Mr. Speaks' options and specified real estate. The loan is payable on September 30, 2004 or within one year of the termination of his employment with us, and is to be payable prior to this date on a dollar for dollar basis out of any proceeds received by Mr. Speaks as a result of sale of shares of common stock by him.

         In June 1999, we made two separate loans in the principal amounts of $62,500 and $25,000, respectively, to Mr. Campbell, one of our executive officers, each of which accrues interest at a rate equal to 5.1% per annum compounded annually. Each loan is secured by shares of our restricted stock purchased by Mr. Campbell using the proceeds of the loans. The loans are payable on June 30, 2004, or, at our option, within thirty days of the termination of his employment with us.

         In January 1999, we made a loan in the principal amount of $18,750 to Mr. Goodman, the Chairman of our board of directors. In December 1999, we made a second loan to Mr. Goodman in the principal amount of $150,000. Both loans accrue interest at a rate equal to 5.1% per annum compounded annually and each of which is secured by shares of our restricted stock purchased by Mr. Goodman using the proceeds of the loans. The loan made in January 1999 is payable on January 31, 2004, or, at our option, within thirty days of his ceasing to be Chairman of our board of directors. The loan made in December 1999 is payable in December 31, 2004, or, at our option, within thirty days of his ceasing to provide services to us.

         We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions between us and our officers, directors, principal shareholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent, disinterested outside directors on the board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Form 10-K/A:

         (1)      Financial Statements:

                  The financial statements and notes thereto listed in the Index to Consolidated Financial Statements are included in Item 8 of Part II of this Form 10-K/A

          (2)     Financial Statement Schedules:

         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3)      Exhibits:

          NUMBER                       DESCRIPTION OF DOCUMENT
          ------                       -----------------------

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

          10.17**   Common Stock Purchase Warrant Agreement with FINOVA Capital
                    Corporation dated February 25, 2000

          10.18**   Common Stock Purchase Warrant Agreement with FINOVA Capital
                    Corporation dated February 25, 2000

          10.19**   Loan and Lease Commitment Letter with FINOVA Capital
                    Corporation dated January 15, 2000

          10.20**   Master Lease Agreement with FINOVA Capital Corporation dated
                    January 27, 2000

          10.21**   Master Loan and Security Agreement with FINOVA Capital
                    Corporation dated January 27, 2000

       NUMBER                          DESCRIPTION OF DOCUMENT
       ------                          -----------------------

      10.22+**      Supply Agreement with CAVU dated April 15, 2000

      10.23**       Employment off letter for Mark Johnson dated May 22, 2000

        21.1        List of subsidiaries of the Registrant

        23.1        Consent of Ernst & Young LLP, Independent Certified Public
                    Accountants

        24.1        Power of Attorney (see page 44 of this filing)


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

                                     TRITON NETWORK SYSTEMS, INC.

                                     By: /s/ KENNETH R. VINES
                                         -------------------------------------
                                         Kenneth R. Vines
                                         Senior Vice President and Chief
                                         Financial Officer

Dated:  April 30, 2001

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth R. Vines and Howard "Skip" Speaks and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                         TITLE                                DATE
-------------------------            -----------------------------------------          --------------

/s/ HOWARD "SKIP" SPEAKS             President and Chief Executive Officer
-------------------------            Director (Principal Executive Officer)             April 30, 2001
 Howard "Skip" Speaks

                                     Senior Vice President and Chief Financial
/s/ KENNETH R. VINES                 Officer (Principal Financial and                   April 30, 2001
-------------------------            Accounting Officer)
   Kenneth R. Vines

/s/ STANLEY R. ARTHUR                Director                                           April 30, 2001
-------------------------
  Stanley R. Arthur

/s/ BANDEL R. CARANO                 Director                                           April 30, 2001
-------------------------
   Bandel R. Carano

/s/ JAMES F. GIBBONS                 Director                                           April 30, 2001
-------------------------
   James F. Gibbons

/s/ ROBERT P. GOODMAN                Director                                           April 30, 2001
-------------------------
  Robert P. Goodman

/s/ ARJUN GUPTA                      Director                                           April 30, 2001
-------------------------
     Arjun Gupta

/s/ JAMES WEI
-------------------------
      James Wei                      Director                                           April 30, 2001

                          TRITON NETWORK SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----

Report of Independent Auditors.................................................................................      F-2
Consolidated Balance Sheets at December 31, 1999 and 2000......................................................      F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.....................      F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000...........      F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.....................      F-6
Notes to Consolidated Financial Statements.....................................................................      F-8

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

                                             /s/ Ernst & Young LLP



Orlando, Florida
January 25, 2001, except for note 12,
as to which the date is March 30, 2001

                          TRITON NETWORK SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,
                                                          -------------------------------------------
                                                                 1999                     2000
                                                          ------------------      ------------------
ASSETS
Current assets:
    Cash and cash equivalents..........................   $       46,130,279      $       48,524,616
    Short-term investments.............................                   --              30,372,228
    Trade receivables..................................                   --               4,772,193
    Inventory..........................................            7,244,874              17,750,902
    Other current assets...............................            1,017,565               1,048,114
                                                          ------------------      ------------------
         Total current assets..........................           54,392,718             102,468,053
Property and equipment, net............................            7,970,374              19,213,463
Restricted cash........................................              650,000               1,143,315
Intangible assets......................................                   --              32,989,431
Other non-current assets...............................              687,353                 941,444
                                                          ------------------      ------------------
         Total assets..................................   $       63,700,445      $      156,755,706
                                                          ==================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................   $        5,207,524      $        5,838,337
    Accrued compensation...............................            1,338,156               2,507,091
    Other accrued expenses.............................            2,227,802               5,430,818
    Current portion of capital leases..................            1,279,862               2,170,768
    Current portion of notes payable...................              159,140               1,404,555
                                                          ------------------      ------------------
         Total current liabilities.....................           10,212,484              17,351,569
    Capital leases, net of current portion.............            1,967,690               2,103,802
    Notes payable, net of current portion..............              187,440               4,653,764
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
       shares authorized, none issued and outstanding
       at December 31, 2000............................                                           --
    Convertible preferred stock, $.001 par value;
       21,602,500 shares authorized, 18,804,469 issued
       and outstanding at December 31, 1999
       and none issued and outstanding
       at December 31, 2000............................               37,613                      --
    Common stock, $.001 par value; 120,000,000
       shares authorized, 6,795,832 shares issued and
       outstanding at December 31, 1999 and
       34,937,299 issued and outstanding at
       December 31, 2000...............................               13,592                  63,225
    Additional paid-in capital.........................          105,366,954             235,097,372
    Notes receivable from stockholders.................             (606,624)               (431,624)
    Deferred compensation..............................           (1,925,998)             (2,326,855)
    Accumulated deficit................................          (51,552,706)            (99,755,547)
                                                          ------------------      ------------------
         Total stockholders' equity....................           51,332,831             132,646,571
                                                          ------------------      ------------------
         Total liabilities and stockholders' equity....   $       63,700,445      $      156,755,706
                                                          ==================      ==================


See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                        YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                          1998                   1999                   2000
                                                      ------------           ------------           ------------
Revenues ...................................          $         --           $         --           $ 26,237,741
Cost of revenues
   Other ...................................                    --                     --             25,877,457
   Special inventory component write-off ...                    --                     --              1,189,634
                                                      ------------           ------------           ------------
   Total cost of revenues ..................                    --                     --             27,067,091
                                                      ------------           ------------           ------------
Gross profit (loss) ........................                    --                     --               (829,350)
Operating expenses:
   Manufacturing and operations ............             2,325,681              7,989,575                     --
   Research and development ................             8,494,207             12,631,231             22,939,352
   Selling and marketing ...................             2,444,802              6,111,074             12,144,100
   General and administrative ..............             1,747,956              4,473,094              7,130,728
   Royalty expense .........................             2,800,000                     --                     --
   Amortization of intangible assets .......                    --                     --              5,821,666
   Amortization of deferred compensation ...               292,353              1,560,877              1,594,493
                                                      ------------           ------------           ------------
   Total operating expenses ................            18,104,999             32,765,851             49,630,339
                                                      ------------           ------------           ------------
Loss from operations .......................           (18,104,999)           (32,765,851)           (50,459,689)
Other income (expenses):
   Interest income .........................             1,065,805              1,336,744              3,681,540
   Interest expense ........................              (160,363)              (425,905)            (1,004,575)
   Other ...................................               (24,511)                 1,075               (420,117)
                                                      ------------           ------------           ------------
   Total other income ......................               880,931                911,914              2,256,848
                                                      ------------           ------------           ------------
Net loss ...................................          $(17,224,068)          $(31,853,937)          $(48,202,841)
                                                      ============           ============           ============
Net loss per share--basic and diluted ......          $      (5.07)          $      (6.67)          $      (2.51)
                                                      ============           ============           ============
Shares used in per share calculations--
   basic and diluted .......................             3,395,300              4,776,567             19,191,226
                                                      ============           ============           ============
Pro forma net loss per common share
   (unaudited):
   Net loss per share--basic and diluted ...          $      (1.30)          $      (1.64)          $      (1.61)
                                                      ============           ============           ============
   Shares used in per share calculations--
     basic and diluted .....................            13,265,015             19,400,204             29,928,655
                                                      ============           ============           ============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               CONVERTIBLE
                                             PREFERRED STOCK                  COMMON STOCK
                                       ----------------------------     ------------------------       ADDITIONAL
                                         SHARES             PAR           SHARES          PAR           PAID-IN          DEFERRED
                                       OUTSTANDING         VALUE        OUTSTANDING      VALUE          CAPITAL        COMPENSATION
                                       -----------     ------------     -----------     --------     -------------     ------------

Balances at January 1, 1998 .......      7,200,000           14,400       4,249,986        8,500        15,095,803
  Issuance of Series B preferred
    stock, net of expenses ........      4,463,000            8,926              --           --        21,726,116
  Issuance of common stock ........             --               --         800,000        1,600         2,798,400
  Issuance of common stock upon
    exercise of stock options .....             --               --       1,191,063        2,382           374,949
  Deferred compensation related
    to stock option grants ........                                                                      2,407,188      (2,407,188)
  Amortization of deferred
    compensation ..................                                                                                        292,353
  Net loss ........................             --               --              --           --                --
                                       -----------     ------------     -----------     --------     -------------     -----------
Balances at December 31, 1998 .....     11,663,000           23,326       6,241,049       12,482        42,402,456      (2,114,835)
  Issuance of Series B preferred
    stock, net of expenses ........      2,090,969            4,182              --           --        10,427,407
  Issuance of Series C preferred
    stock, net of expenses ........      5,052,500           10,105              --           --        50,464,895
  Issuance of common stock upon
    exercise of stock options .....             --               --         682,575        1,365           764,947
  Repurchase of common stock ......             --               --        (127,792)        (255)          (64,791)
  Deferred compensation related
    to stock option grants ........                                                                      1,372,040      (1,372,040)
  Amortization of deferred
    compensation ..................                                                                                      1,560,877
  Net loss ........................             --               --              --           --                --
                                       -----------     ------------     -----------     --------     -------------     -----------
Balances at December 31, 1999 .....     18,806,469           37,613       6,795,832       13,592       105,366,954      (1,925,998)
  Issuance of Series C preferred
    stock .........................      2,750,000            5,500              --           --        41,244,500
  Conversion of preferred stock
    to common stock ...............    (21,556,469)         (43,113)     21,556,469       43,113                --              --
  Issuance of common stock ........             --               --       6,640,888        6,609        86,212,289
  Issuance of common stock upon
    exercise of stock options .....             --               --          63,290           88            62,736
  Repurchase of common stock ......             --               --        (119,180)        (177)          (49,741)
  Other ...........................             --               --              --           --           265,284
  Deferred compensation related
    to stock option grants ........             --               --              --           --         1,995,350      (1,995,350)
  Amortization of deferred
    compensation ..................                                                                                      1,594,493
  Net loss ........................
                                       -----------     ------------     -----------     --------     -------------     -----------
Balance at December 31, 2000 ......             --     $         --      34,937,299     $ 63,225     $ 235,097,372     $(2,326,855)
                                       ===========     ============     ===========     ========     =============     ===========


                                               NOTES
                                            RECEIVABLE
                                               FROM         ACCUMULATED
                                           STOCKHOLDERS       DEFICIT           TOTAL
                                           ------------    ------------    -------------

Balances at January 1, 1998 .......           (137,974)      (2,474,701)      12,506,028
  Issuance of Series B preferred
    stock, net of expenses ........                 --               --       21,735,042
  Issuance of common stock ........                 --               --        2,800,000
  Issuance of common stock upon
    exercise of stock options .....            (62,500)              --          314,831
  Deferred compensation related
    to stock option grants ........                                                   --
  Amortization of deferred
    compensation ..................                                              292,353
  Net loss ........................                 --      (17,224,068)     (17,224,068)
                                           -----------     ------------    -------------
Balances at December 31, 1998 .....           (200,474)     (19,698,769)      20,424,186
  Issuance of Series B preferred
    stock, net of expenses ........                 --               --       10,431,589
  Issuance of Series C preferred
    stock, net of expenses ........                 --               --       50,475,000
  Issuance of common stock upon
    exercise of stock options .....           (441,150)              --          325,162
  Repurchase of common stock ......             35,000               --          (30,046)
  Deferred compensation related
    to stock option grants ........
  Amortization of deferred
    compensation ..................                                            1,560,877
  Net loss ........................                 --      (31,853,937)     (31,853,937)
                                           -----------     ------------     ------------
Balances at December 31, 1999 .....           (606,624)     (51,552,706)      51,332,831
  Issuance of Series C preferred
    stock .........................                 --               --       41,250,000
  Conversion of preferred stock
    to common stock ...............                 --               --               --
  Issuance of common stock ........                 --               --       86,218,898
  Issuance of common stock upon
    exercise of stock options .....                 --               --           62,824
  Repurchase of common stock ......            175,000               --          125,082
  Other ...........................                 --               --          265,284
  Deferred compensation related
    to stock option grants ........                 --               --               --
  Amortization of deferred
    compensation ..................                                            1,594,493
  Net loss ........................                         (48,202,841)     (48,202,841)
                                           -----------     ------------     ------------
Balance at December 31, 2000 ......        $  (431,624)    $(99,755,547)    $132,646,571
                                           ===========     ============     ============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                         1998               1999               2000
                                                     ------------       ------------       ------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...................................      $(17,224,068)      $(31,853,937)      $(48,202,841)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ..............           454,733          1,444,608          4,510,086
   Extinguishment of royalty agreement ........         2,800,000                 --                 --
   Amortization of intangible assets ..........                --                 --          5,821,666
   Amortization of deferred compensation ......           292,353          1,560,877          1,594,493
   Other ......................................                --                 --            323,629
   Changes in operating assets and
     liabilities, net of effects of
     acquisition in 2000:
     Increase in trade receivables ............                --                 --         (4,772,193)
     Increase in inventory ....................                --         (7,244,874)        (9,916,719)
     Increase in other current assets .........          (111,184)          (823,344)          (248,248)
     Increase in restricted cash ..............                --           (650,000)          (493,315)
     Increase in other non-current assets .....          (163,844)          (565,266)          (388,752)
     Increase in accounts payable, accrued
       compensation and other accrued
       expenses ...............................         1,828,155          6,656,892          4,923,631
                                                     ------------       ------------       ------------
Net cash used in operating
       activities .............................       (12,123,855)       (31,475,044)       (46,848,563)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital additions .............................        (1,042,529)        (4,501,112)       (11,021,899)
Sales (purchases) of short-term investments ...       (11,003,876)        11,003,876        (30,372,228)
                                                     ------------       ------------       ------------
Net cash provided by (used in) investing
   activities .................................       (12,046,405)         6,502,764        (41,394,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred
   and common stock ...........................        22,049,873         61,201,706         86,231,804
Proceeds from notes payable ...................                --            461,789          6,576,133
Payments on capital leases and
   notes payable ..............................           (31,890)          (884,694)        (2,170,910)
                                                     ------------       ------------       ------------
Net cash provided by financing
   activities .................................        22,017,983         60,778,801         90,637,027
Net increase (decrease) in cash and cash
   equivalents ................................        (2,152,277)        35,806,521          2,394,337
Cash and cash equivalents at beginning
   of period ..................................        12,476,035         10,323,758         46,130,279
                                                     ------------       ------------       ------------
Cash and cash equivalents at end of
   period .....................................      $ 10,323,758       $ 46,130,279       $ 48,524,616
                                                     ============       ============       ============

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                        1998               1999              2000
                                                     ----------      ---------------      ----------


SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid .................................      $  160,363      $       425,905      $1,004,575
                                                     ==========      ===============      ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations ..........................      $1,931,043      $     2,117,842      $2,483,534
                                                     ==========      ===============      ==========
Common stock issued in connection
   with extinguishment of royalty
   agreement ..................................      $2,800,000      $            --      $       --
                                                     ==========      ===============      ==========
Common stock issued for notes
   receivable from stockholders ...............      $   62,500      $       441,150      $       --
                                                     ==========      ===============      ==========
Common stock warrants issued in
   connection with lease and credit
   agreements .................................      $   87,500      $            --      $  360,000
                                                     ==========      ===============      ==========


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

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

         Manufacturing, development, and test equipment.........       3-7 years

         Computer equipment and software........................       3-5 years

         Leasehold improvements.................................         5 years

         Office furniture and other.............................       3-7 years

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

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

         Inventory is stated at the lower of cost, determined based on an average cost basis, or market. Inventories consist of the following:

                                                         DECEMBER 31,
                                                ----------------------------
                                                    1999             2000
                                                -----------      -----------
                Raw materials ............      $ 3,347,540      $10,843,597
                Work in process ..........        1,535,916        3,933,818
                Finished goods ...........        2,361,418        2,973,487
                                                -----------      -----------
                                                $ 7,244,874      $17,750,902
                                                ===========      ===========

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

         Cash, cash equivalents and short-term investments are composed of the following:

                                                                                             DECEMBER 31,
                                                                                ---------------------------------------
                                                                                       1999                 2000
                                                                                -----------------    ------------------
         Cash and cash equivalents:
            Cash...........................................................     $         543,690    $        3,744,749
            Money market funds.............................................            45,586,589            21,865,494
            Commercial paper...............................................                    --            12,942,555
            Government Securities..........................................                    --             9,971,818
                                                                                -----------------    ------------------
                                                                                $      46,130,279    $       48,524,616
                                                                                =================    ==================
         Short-term investments:
            Commercial paper...............................................     $              --    $       17,397,575
            Government securities..........................................                    --            12,974,653
                                                                                -----------------    ------------------
                                                                                $              --    $       30,372,228
                                                                                =================    ==================

4.       PROPERTY AND EQUIPMENT

         The Company's property and equipment consists of the following:

                                                                                             DECEMBER 31,
                                                                                ---------------------------------------
                                                                                       1999                 2000
                                                                                -----------------    ------------------
         Manufacturing, development, and test equipment....................     $       4,997,206    $       17,135,997
         Computer equipment and software...................................             2,439,256             3,906,692
         Leasehold improvements............................................               473,078             1,696,461
         Office furniture and other........................................             1,929,745             2,718,650
                                                                                -----------------    ------------------
                                                                                        9,839,285            25,457,800
         Less accumulated depreciation and amortization....................            (1,868,911)           (6,244,337)
                                                                                -----------------    ------------------
                                                                                $       7,970,374    $       19,213,463
                                                                                =================    ==================

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

         Scheduled principal payments for long-term debt are as follows:

                                                                                                       DECEMBER 31, 2000
                                                                                                       -----------------

                 2001.............................................................................      $     1,404,555
                 2002.............................................................................            1,498,052
                 2003.............................................................................            1,700,345
                 2004.............................................................................            1,455,367
                                                                                                        ---------------
                                                                                                              6,058,319
                 Less current portion.............................................................           (1,404,555)
                                                                                                        ----------------
                 Long-term debt...................................................................      $     4,653,764
                                                                                                        ===============

            Future minimum lease payments under capital leases were as follows:

                                                                                                       DECEMBER 31, 2000
                                                                                                       -----------------

                 2001.............................................................................      $     2,617,817
                 2002.............................................................................            1,581,812
                 2003.............................................................................              754,742
                                                                                                        ---------------
                 Total minimum lease payments.....................................................            4,954,371
                 Less imputed interest............................................................             (679,801)
                                                                                                        ---------------
                 Present value of lease payments..................................................            4,274,570
                 Less current portion.............................................................           (2,170,768)
                                                                                                        ---------------
                 Long-term capital lease obligations..............................................      $     2,103,802
                                                                                                        ===============

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

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  INCOME TAXES (CONTINUED)

         A reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is as follows:


                                                                                      YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                          1998             1999                2000
                                                                      -------------    --------------    ---------------
Income tax benefits computed at the federal
   statutory rate of 34%..........................................    $  (5,856,183)   $  (10,830,339)   $   (16,388,966)
State income tax benefits, net of federal benefit.................         (623,679)       (1,156,298)        (1,746,333)
Nondeductible items...............................................           14,561            45,723             32,127
Increase in valuation allowance...................................        6,465,301        11,940,914         18,826,038
Other.............................................................                                              (722,866)
                                                                      -------------    --------------    ---------------
Total.............................................................    $          --    $           --    $            --
                                                                      =============    ==============    ===============


         The components of the deferred tax balances are as follows:

                                                                                                   DECEMBER 31,
                                                                                       ---------------------------------
                                                                                             1999               2000
                                                                                       --------------    ---------------
Deferred tax assets:
         NOL carryforward..........................................................    $    8,050,066    $    24,102,138
         Start-up costs............................................................        11,285,410          7,823,474
         Depreciation/amortization expense.........................................                --          2,124,449
         Stock based compensation..................................................                --          1,187,366
         Inventory reserve.........................................................                --          1,372,538
         Tax credits...............................................................                --            889,013
         Accrued compensation......................................................                --            328,125
         Accrued expenses..........................................................                --            287,161
         Other.....................................................................                --             95,877
                                                                                       --------------    ---------------
Deferred tax assets................................................................    $   19,335,476    $    38,210,141

Deferred tax liability:
         Other.....................................................................                --            (48,627)
                                                                                       --------------    ----------------

Net deferred tax assets............................................................    $   19,335,476    $    38,161,514
Net valuation allowance............................................................       (19,335,476)       (38,161,514)
                                                                                       ---------------   ----------------

Total net deferred taxes...........................................................    $           --    $            --
                                                                                       ==============    ===============

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

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  STOCKHOLDERS' EQUITY (CONTINUED)

         Outstanding options are summarized as follows:

                                                                                                             WEIGHTED-
                                                                                         NUMBER OF            AVERAGE
                                                                                          OPTIONS         EXERCISE PRICE
                                                                                     ----------------     --------------
Balance at January 1, 1998......................................................              257,500        $  0.20
   Granted......................................................................            1,833,438           0.40
   Forfeited....................................................................              (11,500)          0.50
   Exercised....................................................................           (1,191,063)          0.32
                                                                                     ----------------
Balance at December 31, 1998....................................................              888,375           0.48
   Granted......................................................................            1,491,575           5.12
   Cancelled....................................................................             (125,613)          0.52
   Exercised....................................................................             (682,575)          1.12
                                                                                     ----------------
Balance at December 31, 1999....................................................            1,571,762           4.58
   Granted .....................................................................            3,241,935           9.85
   Cancelled ...................................................................             (179,699)         10.02
   Exercised ...................................................................              (63,290)          0.99
                                                                                     ----------------
Balance at December 31, 2000 ...................................................            4,570,708        $  8.15
                                                                                     ================



The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                        WEIGHTED-AVERAGE
           RANGE OF                                   REMAINING CONTRACTUAL           WEIGHTED-AVERAGE
        EXERCISE PRICES      NUMBER OUTSTANDING           LIFE IN YEARS                EXERCISE PRICE
        ---------------      ------------------           -------------                --------------

         $ 0.20 - $ 3.65          2,030,850                    9.86                       $   3.17
         $ 5.00 - $11.00          1,530,310                    8.96                       $   6.49
         $12.31 - $24.00          1,009,548                    9.25                       $  20.69

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

                                                                                YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------
                                                                     1998                 1999                 2000
                                                                 --------------     ---------------     ----------------

Net Loss:
   As reported...............................................    $  (17,224,068)    $   (31,853,937)    $   (48,202,841)
   Pro forma.................................................    $  (17,265,751)    $   (32,558,976)    $   (52,598,693)
Net loss per share:
   As reported--basic and diluted............................    $        (5.07)    $         (6.67)    $         (2.51)
   Pro forma--basic and diluted..............................    $        (5.09)    $         (6.82)    $         (2.74)

         Because the fair value of accounting for options applies only to options granted subsequent to March 5, 1997, the pro forma effect will not be fully reflected until 2001.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  STOCKHOLDERS' EQUITY (CONTINUED)

RESERVED STOCK

         Common stock has been reserved for the following purposes:

                                                                                          DECEMBER 31,
                                                                            ---------------------------------------
                                                                               1998           1999           2000
                                                                            ---------      ---------      ---------
Number of warrants outstanding .......................................        337,500        337,500         26,667
Number of options outstanding ........................................        888,375      1,571,762      4,570,708
Number of options available for grant under the stock option plans ...        940,563        452,393        509,335
Number of shares available for grant under the stock purchase plan ...             --             --        250,000
                                                                            ---------      ---------      ---------
                                                                            2,166,438      2,361,655      5,356,710
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

         Future minimum lease payments under operating leases are as follows:

                 YEAR ENDING DECEMBER 31
                 2001....................................      2,184,549
                 2002....................................      1,832,343
                 2003....................................      1,424,325
                 2004....................................      1,002,800
                 2005....................................      1,027,636
                 Thereafter..............................      1,146,673
                                                             -----------
                                                             $ 8,618,325
                                                             ===========

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