Form 10-Q
period 2001-03-31
TRITON NETWORK SYSTEMS INC
filed 2001-05-15
CIK 1050250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarterly Period Ended     MARCH 31, 2001
                                    ----------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ----------------

Commission File Number
                       --------

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

                  8529 South Park Circle Orlando, Florida 32819
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value                      35,003,061 Shares
------------------------------                      -----------------
            Class                             Outstanding at April 30, 2001

                          Triton Network Systems, Inc.
                                      Index

                                                                                             Page No.
                                                                                             --------

PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and
                  March 31, 2001                                                                 3

                  Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2000 and 2001                                           4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 2001                                           5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8

Item 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                                          12

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                             13

Item 2.           Change in Securities and Use of Proceeds                                      13

Item 3.           Defaults in Senior Securities                                                 13

Item 4.           Submission of Matters to a Vote of Security Holders                           13

Item 5.           Other Information                                                             13

Item 6.           Exhibits and Reports on Form 8-K                                              13

Signature                                                                                       14

Item 1. Financial Statements

                          Triton Network Systems, Inc.
                           Consolidated Balance Sheets

                                                              DECEMBER 31,         MARCH 31,
                                                                  2000                2001
                                                             --------------      --------------
                                                                                   (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents .........................      $   48,524,616      $   41,645,873
    Short-term investments ............................          30,372,228          24,108,087
    Trade receivables .................................           4,772,193           6,651,375
    Inventory .........................................          17,750,902          14,198,289
    Other current assets ..............................           1,048,114             832,335
                                                             --------------      --------------
         Total current assets .........................         102,468,053          87,435,959
Property and equipment, net ...........................          19,213,463          18,490,130
Restricted cash .......................................           1,143,315           1,143,315
Intangible assets .....................................          32,989,431          31,048,875
Other non-current assets ..............................             941,444             969,561
                                                             --------------      --------------
         Total assets .................................      $  156,755,706      $  139,087,840
                                                             ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................      $    5,838,337      $    4,727,930
    Accrued compensation ..............................           2,507,091           2,206,140
    Other accrued expenses ............................           5,430,818           7,113,128
    Current portion of capital leases .................           2,170,768           2,148,723
    Current portion of notes payable ..................           1,404,555           1,965,074
                                                             --------------      --------------
         Total current liabilities ....................          17,351,569          18,160,995
Capital leases, net of current portion ................           2,103,802           1,603,814
Notes payable, net of current portion .................           4,653,764           5,059,492
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
       shares authorized, none issued and
       outstanding at December 31, 2000 and
       March 31, 2001 .................................                  --                  --
    Common stock, $.001 par value; 120,000,000
       shares authorized, 34,937,299 shares issued
       and outstanding at December 31, 2000 and
       35,007,594 issued and outstanding at
       March 31, 2001 .................................              63,225              63,271
    Additional paid-in capital ........................         235,097,372         235,280,140
    Notes receivable from stockholders ................            (431,624)           (425,306)
    Deferred compensation .............................          (2,326,855)         (1,894,452)
    Accumulated deficit ...............................         (99,755,547)       (118,760,114)
                                                             --------------      --------------
         Total stockholders' equity ...................         132,646,571         114,263,539
                                                             --------------      --------------
         Total liabilities and stockholders'
           equity .....................................      $  156,755,706      $  139,087,840
                                                             ==============      ==============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        ------------------------------
                                                            2000              2001
                                                        ------------      ------------

Revenues:
   Products ......................................      $  3,496,939      $  6,249,304
   Services ......................................                --         1,278,888
                                                        ------------      ------------
        Total revenues ...........................         3,496,939         7,528,192
Cost of revenues:
   Provision for estimated excess inventory ......                --         6,500,000
   Other .........................................         5,162,388         6,317,399
                                                        ------------      ------------
        Total cost of revenues ...................         5,162,388        12,817,399
Gross profit (loss) ..............................        (1,665,449)       (5,289,207)
Operating expenses:
   Research and development ......................         4,161,280         4,821,952
   Selling, general and administrative ...........         5,206,676         3,715,149
   Provision for doubtful accounts receivable ....                --         2,700,000
   Severance and related costs ...................                --           500,000
   Amortization of intangible assets .............                --         1,940,556
   Amortization of deferred compensation .........           320,475           432,404
                                                        ------------      ------------
        Total operating expenses .................         9,688,431        14,110,061
                                                        ------------      ------------
Loss from operations .............................       (11,353,880)      (19,399,268)
Other income (expenses):
   Interest income ...............................           564,104           904,850
   Interest and other expense ....................          (144,987)         (510,149)
                                                        ------------      ------------
        Total other income .......................           419,117           394,701
                                                        ------------      ------------
Net loss .........................................      $(10,934,763)     $(19,004,567)
                                                        ============      ============

Net loss per share--basic and diluted ............      $      (2.02)     $      (0.55)
                                                        ============      ============
Shares used in per share calculations--
   basic and diluted .............................         5,407,418        34,565,333
                                                        ============      ============

Pro forma net loss per common share:
   Net loss per share--basic and diluted .........      $      (0.45)     $      (0.55)
                                                        ============      ============
   Shares used in per share calculations--
     basic and diluted ...........................        24,213,887        34,565,333
                                                        ============      ============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------
                                                                      2000              2001
                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................      $(10,934,763)     $(19,004,567)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization .........................           598,534         1,557,472
     Amortization of intangible assets .....................                --         1,940,556
     Amortization of deferred compensation .................           320,475           432,404
     Provision for estimated excess inventory ..............                --         4,500,000
     Provision for doubtful accounts receivable ............                --         2,700,000
     Other .................................................           265,284                --
Changes in operating assets and liabilities, net of
  effects of acquisition:
     Increase in trade receivables .........................          (965,031)       (4,579,182)
     Increase in inventory .................................        (2,346,987)         (947,387)
     (Increase) decrease in other current assets ...........          (557,343)          215,779
     Increase in restricted cash and other
       non-current assets ..................................          (863,736)          (28,117)
     Increase (decrease) in accounts payable, accrued
       compensation and other accrued expenses .............           992,314           270,952
                                                                  ------------      ------------
Net cash used in operating activities ......................       (13,491,253)      (12,942,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment ........................        (2,976,065)         (834,140)
Sales of investments .......................................                --         6,264,141
                                                                  ------------      ------------
Net cash provided by (used in) investing activities ........        (2,976,065)        5,430,001

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock .............           202,211           182,814
Proceeds from notes payable ................................         1,817,155         1,090,354
Payments on capital leases and notes payable ...............          (342,565)         (639,822)
                                                                  ------------      ------------
Net cash provided by financing activities ..................         1,676,801           633,346

Net decrease in cash and cash equivalents ..................       (14,790,517)       (6,878,743)

Cash and cash equivalents at beginning
   of period ...............................................        46,130,279        48,524,616
                                                                  ------------      ------------
Cash and cash equivalents at end of period .................      $ 31,339,762      $ 41,645,873
                                                                  ============      ============


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid ..............................................      $    134,750      $    354,448
                                                                  ============      ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations .......................................      $    223,979      $         --
                                                                  ============      ============
Common stock warrants issued in connection
   with lease and credit agreements ........................      $    360,000      $         --
                                                                  ============      ============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Basis of Presentation

The financial information as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period.

Inventory

Inventories consisted of the following:

                                    DECEMBER 31,       MARCH 31,
                                        2000              2001
                                    ------------      ------------
                                                      (UNAUDITED)

Raw materials ................      $ 10,843,597      $  7,696,378
Work in process ..............         3,933,818         3,781,562
Finished goods ...............         2,973,487         2,720,349
                                    ------------      ------------
   Total inventory ...........      $ 17,750,902      $ 14,198,289
                                    ============      ============

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

The following table sets forth the computation of actual and pro forma basic and diluted loss per share:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            2000              2001
                                                        ------------      ------------

Actual:
  Net loss .......................................      $(10,934,763)     $(19,004,567)
                                                        ============      ============
  Weighted-average shares used in basic
    and diluted loss per share ...................         5,407,418        34,565,333
                                                        ============      ============
   Basic and diluted net loss per share ..........      $      (2.02)     $      (0.55)
                                                        ============      ============
Pro forma:
  Net loss .......................................      $(10,934,763)     $(19,004,567)
                                                        ============      ============
  Shares used above ..............................         5,407,418        34,565,333
  Adjustment to reflect weighted-
    average effect of assumed
    conversion of convertible preferred stock ....        18,806,469                --
                                                        ------------      ------------
  Weighted-average shares used in pro
    forma basic and diluted loss per
    share ........................................        24,213,887        34,565,333
                                                        ============      ============
   Pro forma basic and diluted net loss per
    share ........................................      $      (0.45)     $      (0.55)
                                                        ============      ============

Credit Facility

In March 2001, the Company entered into a loan agreement with a financial institution to borrow up to $3,000,000 to finance capital equipment purchases during 2001. At the end of March 2001, approximately $1,100,000 had been borrowed under this facility. The loans, which are repayable over a three-year period, bear interest at an annual rate of 12% and are secured by the specific capital purchases.

Inventory and accounts receivable provisions

During the first quarter of 2001, there was a rapid and unexpected decline in the U.S. CLEC market for the Company's products as several existing and potential customers had difficulty finding additional funding for network buildouts. As a result of this rapid change in market conditions for the Company's products, provisions for doubtful accounts receivable of $2,700,000 and estimated excess inventory of $6,500,000 were made during the first quarter of 2001. The provision for doubtful accounts was for the outstanding receivable balance from Advanced Radio Telecom, which recently filed for bankruptcy protection. The excess inventory provision was due to inventory purchases and purchase commitments made in the later part of 2000 for long lead-time components to support expected customer demand in 2001.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2000 and the risk factors included in the Company's Annual Report on Form 10-K for the year 2000. Operating results are not necessarily indicative of results that may occur in future periods.

Except for the historical information, the matters discussed herein are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward looking statements include statements about our future losses, research and development expenses and capital expenditures, statements about anticipated improvements in our product cost per unit, statements about increases in interest income, statements about future hiring needs, and statements about the sufficiency of existing cash and cash equivalents and investments and amounts available under our capital equipment financing line to fund our operations for at least the next twelve months. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof. Further information regarding these and other risks is included in Triton Network Systems' Annual Report on Form 10-K for the year 2000, and its other filings with the Securities and Exchange Commission.

OVERVIEW

We provide broadband wireless equipment that enables communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. We currently offer two product lines: our Invisible Fiber Internet product line for Internet service providers and our Invisible Fiber SONET product line for communications service providers. We also develop and sell ASIC modem chips and provide ASIC engineering services.

We began supplying our Invisible Fiber products for use in field trials during the second half of 1999. We began recognizing revenues from sales of our products during the first quarter of 2000. We currently depend on a limited number of customers for substantially all of our revenues and the loss of one or more of them, or any future customer on whom we may depend for significant portion of our revenues, could significantly reduce our revenues. Additionally, the volume of shipments to any of these customers can vary significantly from quarter to quarter, which could unfavorably impact revenues from quarter to quarter.

Our revenues grew significantly during 2000 from $3.5 million in the first quarter to $9.5 million in the fourth quarter. The majority of our revenues were from shipments of our Invisible Fiber units to U.S. Competitive Local Exchange Carriers, or CLECs. During the first quarter of 2001, there was a rapid and unexpected decline in the U.S. CLEC market for our products as several of our existing and potential customers had difficulty finding additional funding for network buildouts. As a result of this rapid change in market conditions for our products, we have made provisions for doubtful accounts receivable of $2.7 million and estimated excess inventory of $6.5 million during the first quarter of 2001. Additionally, we have provided $500,000 for severance and related costs for cost reduction actions we took during the first quarter.

The provision for doubtful accounts was for the outstanding receivable balance from Advanced Radio Telecom, which recently filed for bankruptcy protection. The excess inventory provision was due to inventory purchases and purchase commitments made in the later part of 2000 for long lead-time components to support expected customer demand in 2001. Our current view is that we will not achieve the sales volumes previously anticipated over the next few quarters. Additionally, we have some amount of inventory which is in Advanced Radio Telecom's warehouse. Should market conditions deteriorate further than we currently estimate, additional inventory provisions could be required in future periods.

We expect the current market conditions in the U.S. will negatively impact revenues during the balance of 2001. As a result, we have taken additional actions to reduce costs and conserve cash. These actions include, among other things, reducing discretionary spending and an April 2001 workforce reduction of approximately 20%. We will include a provision of between $0.5 million and $0.8 million in the second quarter of 2001 for severance and related costs.

Historically, we have incurred significant losses. As of March 31, 2001, we had an accumulated deficit of approximately $118.8 million. We expect to incur substantial losses for the foreseeable future. We also expect to incur significant research and development, selling, marketing and general and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never achieve profitability.

FIRST QUARTER 2000 ACQUISITION

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

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues. Revenues were $7.5 million for the quarter ended March 31, 2001, a growth of 115% over the $3.5 million recorded in the first quarter of 2000. The revenue growth included a higher volume of Invisible Fiber unit shipments and increased delivery of ASIC modem chips and services to support a wireline equipment customer. Approximately 73% of total revenues in the 2001 period were from shipments of Invisible Fiber units. Two customers represented over 50% of total revenues.

Gross Margins. Excluding the $6.5 million excess inventory provision, gross margins as a percentage of revenues were approximately 16.1% in the first quarter of 2001 compared to 14.2% in the fourth quarter of 2000. This improvement was due primarily to the increased mix of higher margin ASIC modem chip shipments and engineering services, which more than offset excess factory capacity costs resulting from a lower volume of Invisible Fiber unit shipments. Future gross margins can be significantly impacted from quarter to quarter by the mix of product shipments and engineering services, and from excess factory capacity costs should there be a low production volume of Invisible Fiber units.

Research and Development. Research and development expenses of $4.8 million for the first quarter of 2001 were $0.7 million higher than the first quarter of 2000 and $2.1 million lower than the fourth quarter of 2000. First quarter 2001 and fourth quarter 2000 amounts included $1.1 million and $1.7 million, respectively of expenses associated with the broadband modem product line acquired at the end of the first quarter of 2000. The reduction from the fourth quarter of 2000 was also due to lower level of outside engineering costs and cost reduction actions taken by management in the first quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expenses of $3.7 million for the first quarter of 2001 were $1.5 million and $0.7 million lower than the first and fourth quarter of 2000, respectively. These reductions from the first quarter of 2000 included personnel and related costs of $0.5 million, customer field trial costs of $0.2 million, customer service of $0.3 million and professional services costs of $0.4 million. The lower expenses from the fourth quarter of 2000 was due primarily to the expense reduction actions taken by the Company in the first quarter of 2001 which resulted in lower costs to support customer field trials of $0.2 million, customer service of $0.2 million and professional services of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we received net proceeds of approximately $86 million from the sale of 6.3 million common shares in an initial public offering. In addition, all outstanding convertible preferred shares were converted into 21,556,469 shares of common stock. The net proceeds from the public offering were initially invested in short-term and long-term securities. Until our initial public offering, we had financed our operations primarily through private sales of approximately $97.7 million of convertible preferred stock as well as through capital leases for capital equipment, furniture and software. As of March 31, 2001 cash and cash equivalents and short-term investments were $65.8 million.

For the three months ended March 31, 2001, we used approximately $12.9 million of cash from operations. This cash use included our net loss, before non-cash provisions and amortization, of $7.9 million and a growth in receivables and inventory of $5.5 million. For the three months ended March 31, 2000, we used approximately $13.5 million of cash from operations primarily due to our net loss, before depreciation and amortization, of $10.0 million and growth of receivables and inventory of $3.3 million.

For the three months ended March 31, 2001 and 2000, our investing activities included the purchase of approximately $0.8 million and $3.0 million, respectively, of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2001 and 2000 generated approximately $0.6 million and $1.7 million, respectively, primarily from net borrowings of $0.5 million in 2001 and $1.5 million in 2000.

In March 2001, we entered into a loan agreement with a financial institution to borrow up to $3.0 million to finance capital equipment purchases during 2001. At the end of March 2001, we had borrowed approximately $1.1 million under this facility. The loans, which are repayable over a three-year period, bear interest at an annual rate of 12% and are secured by the specific capital purchases.

We are obligated to pay lease payments of approximately $11.4 million over the lease periods of our operating leases, with $2.1 million due over the next 12 months. The lease obligations include approximately $5.9 million for a seven-year lease for our new manufacturing and office space we occupied in the first quarter of 2000. In conjunction with this lease agreement, we secured a $1.1 million letter of credit in favor of the landlord with cash.

We anticipate capital expenditures for the next twelve months will be in the range of $3 to $5 million. However, the timing and extent of any future capital expenditures is dependent upon future business growth.

We expect to continue to have cash requirements over the next 12 months, to fund our expected operating losses and working capital requirements as our business volumes grow in the later part of 2001 and in 2002. The amount and timing of cash requirements will depend on market acceptance of our products and the resources we devote to researching and developing, marketing, selling and supporting our products. We believe that our current cash and cash equivalents and investments on hand and availability under our capital equipment financing line should be sufficient to fund our operations for at least the next 12 months.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on our operations or financial position.

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

         None

         (b)      Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Triton Network Systems, Inc.
                                    --------------------------------------------
                                                    (Registrant)


Date: May 15, 2001                              /s/ Kenneth R. Vines
                                    --------------------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer