Form 10-Q
period 2001-06-30
TRITON NETWORK SYSTEMS INC
filed 2001-08-14
CIK 1050250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For Quarterly Period Ended      JUNE 30, 2001
                                    -----------------------------------


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


                  8529 South Park Circle Orlando, Florida 32819
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (407) 903-0900
     ----------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.001 par value                          35,017,900 Shares
--------------------------------                   ----------------------------
           Class                                   Outstanding at July 31, 2001

                          Triton Network Systems, Inc.
                                      Index

                                                                           Page No.
                                                                           --------
PART I.     FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 2000 and
              June 30, 2001                                                    3

              Consolidated Statements of Operations for the Three and
              Six Months Ended June 30, 2000 and 2001                          4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2000 and 2001                          5

              Notes to Consolidated Financial Statements                       6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk                                                            12

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings                                               13

Item 2.       Change in Securities and Use of Proceeds                        13

Item 3.       Defaults in Senior Securities                                   13

Item 4.       Submission of Matters to a Vote of Security Holders             13

Item 5.       Other Information                                               13

Item 6.       Exhibits and Reports on Form 8-K                                13

Signature                                                                     14

PART I.       FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Triton Network Systems, Inc.
                           Consolidated Balance Sheets


                                                                   DECEMBER 31,            JUNE 30,
                                                                      2000                   2001
                                                                  -------------         -------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents ............................        $  48,524,616         $  36,684,241
    Short-term investments ...............................           30,372,228            22,293,919
    Trade receivables ....................................            4,772,193             1,353,793
    Inventory ............................................           17,750,902             9,697,433
    Other current assets .................................            1,048,114             1,123,411
                                                                  -------------         -------------
         Total current assets ............................          102,468,053            71,152,797
Property and equipment, net ..............................           19,213,463            17,236,881
Restricted cash ..........................................            1,143,315             1,143,315
Intangible assets ........................................           32,989,431            29,108,319
Other non-current assets .................................              941,444             1,001,791
                                                                  -------------         -------------
         Total assets ....................................        $ 156,755,706         $ 119,643,103
                                                                  =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................        $   5,838,337         $   4,682,974
    Accrued compensation .................................            2,507,091             2,363,909
    Other accrued expenses ...............................            5,430,818             9,776,680
    Current portion of capital leases ....................            2,170,768             1,999,115
    Current portion of notes payable .....................            1,404,555             1,963,189
                                                                  -------------         -------------
         Total current liabilities .......................           17,351,569            20,785,867
Capital leases, net of current portion ...................            2,103,802             1,231,982
Notes payable, net of current portion ....................            4,653,764             4,575,852
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
       shares authorized, none issued and
       outstanding at December 31, 2000 and
       June 30, 2001 .....................................                   --                    --
    Common stock, $.001 par value; 120,000,000
       shares authorized, 34,937,299 shares issued
       and outstanding at December 31, 2000 and
       35,007,575 issued and outstanding at
       June 30, 2001 .....................................               63,225                63,262
    Additional paid-in capital ...........................          235,097,372           235,275,784
    Notes receivable from stockholders ...................             (431,624)             (425,306)
    Deferred compensation ................................           (2,326,855)           (1,477,776)
    Accumulated deficit ..................................          (99,755,547)         (140,386,562)
                                                                  -------------         -------------
         Total stockholders' equity ......................          132,646,571            93,049,402
                                                                  -------------         -------------
         Total liabilities and stockholders'
           equity ........................................        $ 156,755,706         $ 119,643,103
                                                                  =============         =============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2000               2001               2000               2001
                                                        ------------       ------------       ------------       ------------
Revenues:
   Products ......................................      $  5,199,746       $    612,297       $  8,696,685       $  6,861,601
   Services ......................................                --          1,252,711                 --          2,531,599
                                                        ------------       ------------       ------------       ------------
        Total revenues ...........................         5,199,746          1,865,008          8,696,685          9,393,200
Cost of revenues:
   Provision for estimated excess inventory ......                --         10,000,000                 --         16,500,000
   Other .........................................         5,585,071          2,373,847         10,747,459          8,691,246
                                                        ------------       ------------       ------------       ------------
        Total cost of revenues ...................         5,585,071         12,373,847         10,747,459         25,191,246
                                                        ------------       ------------       ------------       ------------
Gross profit (loss) ..............................          (385,325)       (10,508,839)        (2,050,774)       (15,798,046)
Operating expenses:
   Research and development ......................         5,605,547          3,695,267          9,766,827          8,517,219
   Selling and marketing .........................         3,385,140          1,650,969          6,722,497          4,021,036
   General and administrative ....................         1,730,954          1,294,233          3,600,273          2,642,883
   Provision for doubtful accounts receivable ....                --                 --                 --          2,700,000
   Severance and facility consolidation costs ....                --          2,400,000                 --          2,900,000
   Amortization of intangible assets .............         1,942,101          1,940,556          1,942,101          3,881,112
   Amortization of deferred compensation .........           287,709            416,676            608,184            849,080
                                                        ------------       ------------       ------------       ------------
        Total operating expenses .................        12,951,451         11,397,701         22,639,882         25,511,330
                                                        ------------       ------------       ------------       ------------
Loss from operations .............................       (13,336,776)       (21,906,540)       (24,690,656)       (41,309,376)
Other income (expenses):
   Interest income ...............................           369,539            788,984            933,643          1,693,834
   Interest and other expense ....................          (221,603)          (508,892)          (366,590)        (1,015,473)
                                                        ------------       ------------       ------------       ------------
        Total other income .......................           147,936            280,092            567,053            678,361
                                                        ------------       ------------       ------------       ------------
Net loss .........................................      $(13,188,840)      $(21,626,448)      $(24,123,603)      $(40,631,015)
                                                        ============       ============       ============       ============

Net loss per share--basic and diluted ............      $      (2.31)      $      (0.62)      $      (4.34)      $      (1.17)
                                                        ============       ============       ============       ============
Shares used in per share calculations--
   basic and diluted .............................         5,708,184         34,679,723          5,557,799         34,622,841
                                                        ============       ============       ============       ============

Pro forma net loss per common share:
   Net loss per share--basic and diluted .........      $      (0.48)      $      (0.62)      $      (0.94)      $      (1.17)
                                                        ============       ============       ============       ============
   Shares used in per share calculations--
     basic and diluted ...........................        27,264,653         34,679,723         25,754,378         34,622,841
                                                        ============       ============       ============       ============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------------
                                                                      2000                 2001
                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(24,123,603)        $(40,631,015)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                   1,512,238            3,133,139
     Amortization of intangible assets                               1,942,101            3,881,112
     Amortization of deferred compensation                             608,184              849,079
     Provision for estimated excess inventory                               --           12,500,000
     Provision for doubtful accounts receivable                             --            2,700,000
     Other                                                             265,204                   --
Changes in operating assets and liabilities, net of
   effects of acquisition:
     (Increase) decrease in trade receivables                       (1,609,532)             718,400
     Increase in inventory                                          (6,146,436)          (4,446,531)
     Increase in other current assets                                 (754,213)             (75,297)
     Increase in restricted cash and other
       non-current assets                                             (863,105)             (60,347)
     Increase in accounts payable, accrued
       compensation and other accrued expenses                       3,164,401            3,047,317
                                                                  ------------         ------------
Net cash used in operating activities                              (26,004,761)         (18,384,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (6,709,021)          (1,156,557)
Sales of investments                                                        --            8,078,309
                                                                  ------------         ------------
Net cash provided by (used in) investing activities                 (6,709,021)           6,921,752

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock                          89,567              178,449
Proceeds from notes payable                                          4,227,083            1,090,354
Payments on capital leases and notes payable                          (828,593)          (1,646,787)
                                                                  ------------         ------------
Net cash provided by financing activities                            3,488,057             (377,984)

Net decrease in cash and cash equivalents                          (29,225,725)         (11,840,375)

Cash and cash equivalents at beginning
   of period                                                        46,130,279           48,524,616
                                                                  ------------         ------------
Cash and cash equivalents at end of period                        $ 16,904,554         $ 36,684,241
                                                                  ============         ============


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                     $    209,383         $    724,480
                                                                  ============         ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations                                              $    587,120         $         --
                                                                  ============         ============
Common stock warrants issued in connection
   with lease and credit agreements                               $    360,000         $         --
                                                                  ============         ============

See accompanying notes to financial statements

                          Triton Network Systems, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Basis of Presentation

The financial information as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 is unaudited. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period.

Inventory

Inventories consisted of the following:

                                                       DECEMBER 31,           JUNE 30,
                                                          2000                  2001
                                                       ------------         -----------
                                                                            (UNAUDITED)
Raw materials......................................    $10,843,597          $ 4,207,139
Work in process....................................      3,933,818            2,324,889
Finished goods.....................................      2,973,487            3,165,405
                                                       -----------          -----------
   Total inventory.................................    $17,750,902          $ 9,697,433
                                                       ===========          ===========


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

Pro forma basic and diluted loss per share gives effect to the conversion of the convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering (July 12, 2000), from the original date of issuance.

The following table sets forth the computation of actual and pro forma basic and diluted loss per share:

                                                         THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               JUNE 30,                                  JUNE 30,
                                                       2000                 2001                 2000                 2001
                                                   ------------         ------------         ------------         ------------
Actual:
  Net loss                                         $(13,188,840)        $(21,626,448)        $(24,123,603)        $(40,631,015)
                                                   ============         ============         ============         ============
  Weighted-average shares used in basic
    and diluted loss per share                        5,708,184           34,679,723            5,557,799           34,622,841
                                                   ============         ============         ============         ============
  Basic and diluted net loss per share             $      (2.31)        $      (0.62)        $      (4.34)        $      (1.17)
                                                   ============         ============         ============         ============
Pro forma:
  Net loss                                         $(13,188,840)        $(21,626,448)        $(24,123,603)        $(40,631,015)
                                                   ============         ============         ============         ============
  Shares used above                                   5,708,184           34,679,723            5,557,799           34,622,841
  Adjustment to reflect weighted-
    average effect of assumed
    conversion of convertible preferred stock        21,556,469                   --           20,196,579                   --
                                                   ------------         ------------         ------------         ------------
  Weighted-average shares used in pro
    forma basic and diluted loss per share           27,264,653           34,679,723           25,754,378           34,622,841
                                                   ============         ============         ============         ============
   Pro forma basic and diluted net loss per
     share                                         $      (0.48)        $      (0.62)        $      (0.94)        $      (1.17)
                                                   ============         ============         ============         ============

Credit Facility

In March 2001, the Company entered into a loan agreement with a financial institution to borrow up to $3,000,000 to finance capital equipment purchases during 2001. At the end of June 2001, approximately $1,100,000 had been borrowed under this facility. The loans, which are repayable over a three-year period, bear interest at an annual rate of 12% and are secured by the specific capital purchases.

Special Provisions

During the first quarter of 2001, there was a rapid and unexpected decline in the U.S. Competitive Local Exchange Carriers, or CLEC, market for the Company's products as several existing and potential customers had difficulty finding additional funding for network buildouts. As a result of this rapid change in market conditions for the Company's products, provisions for doubtful accounts receivable of $2,700,000 and estimated excess inventory of $6,500,000 were made during the first quarter of 2001. The provision for doubtful accounts was for the outstanding receivable balance from Advanced Radio Telecom, which filed for bankruptcy protection in the first quarter of 2001. The excess inventory provision was due to inventory purchases and purchase commitments made in the later part of 2000 for long lead-time components to support expected customer demand in 2001.

During the second quarter of 2001, the Company made additional provisions for excess inventory and purchase commitments of $10,000,000 due to the continued market uncertainty for the Company's products. Additionally, the Company provided $2,400,000 for estimated severance and facility consolidation costs associated with personnel reductions and consolidating the Company's Orlando operations into one building.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this report, and the financial statements and notes thereto for the year ended December 31, 2000, and the risk factors included in the Company's Annual Report on Form 10-K for the year 2000. Operating results are not necessarily indicative of results that may occur in future periods.

Except for the historical information, the matters discussed herein are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward looking statements include statements about the possible need for additional inventory provisions, statements about the effect of interest rate fluctuations, and statements about the sufficiency of existing cash and cash equivalents and investments and amounts available under our capital equipment financing line to fund our operations for at least the next twelve months. The Company assumes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof. Further information regarding these and other risks is included in Triton Network Systems' Annual Report on Form 10-K for the year 2000, and its other filings with the Securities and Exchange Commission.

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

Our revenues grew significantly during 2000 from $3.5 million in the first quarter to $9.5 million in the fourth quarter. The majority of our revenues were from shipments of our Invisible Fiber units to U.S. CLECs. During the first quarter of 2001, there was a rapid and unexpected decline in the U.S. CLEC market for our products as several of our existing and potential customers had difficulty finding additional funding for network buildouts. One of our largest customers, Advanced Radio Telecom, filed for bankruptcy protection. Our revenues declined to $7.5 million in the first quarter of 2001. As a result of these business conditions, we made provisions for doubtful accounts receivable of $2.7 million and estimated excess inventory and purchase commitments of $6.5 million during the first quarter of 2001. Market conditions for our products did not improve during the second quarter of 2001 and, as a result our revenues totaled only $1.9 million. Two other major spectrum holders in the U.S. filed for bankruptcy protection, and there continues to be limited demand for our products. Therefore, we provided an additional $10 million for estimated excess inventory and purchase commitments in the second quarter of 2001. Should market conditions deteriorate further than we currently estimate, additional inventory provisions could be required in future periods.

We expect the current market conditions in the U.S. will negatively impact revenues during the balance of 2001. As a result, we took a number of actions in the first and second quarters of 2001 to reduce costs and conserve cash. These actions included, among other things, reducing discretionary spending, consolidating our facilities in Orlando and workforce reductions of over 50%. We recorded a provision of $0.5 million of severance and related costs in the first quarter of 2001 and $2.4 million in the second quarter of 2001 for estimated severance and facility consolidation costs.

Historically, we have incurred significant losses. As of June 30, 2001, we had an accumulated deficit of approximately $140 million. We expect to incur substantial losses for the foreseeable future. We may never achieve profitability.

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

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Revenues were $1.9 million for the quarter ended June 30, 2001, compared to $5.2 million for the second quarter of 2000. This reduction in 2001 was due to the significant decline in the U.S. CLEC market for fixed wireless broadband equipment. As a result, substantially all of the second quarter 2001 revenues were from shipments of ASIC modem chips and engineering services, while most of the revenues in the second quarter of 2000 were from shipments of our Invisible Fiber units.

Gross Profit (Loss). Excluding the $10 million excess inventory provision, our gross profit (loss) was $(500,000) in the second quarter of 2001 compared to $(400,000) in the second quarter of 2000. The gross loss in the second quarter of 2001 was due primarily to excess capacity costs resulting from a low production volume of Invisible Fiber units which more than offset the gross profit from ASIC modem chip shipments and engineering services.

Research and Development. Research and development expenses of $3.7 million for the second quarter of 2001 were $1.9 million, or approximately 34%, lower than in the second quarter of 2000. This reduction was due to actions taken by management during the first half of 2001 to reduce operating costs and conserve cash. As a result, personnel and related costs and outside engineering services in the 2001 second quarter were lower than in the second quarter of 2000 by $0.9 million and $0.4 million, respectively. Additionally, engineering costs associated with revenues from ASIC engineering services were classified as cost of revenues in the second quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expenses of $2.9 million for the second quarter of 2001 were $2.2 million, or approximately 43%, lower than the second quarter of 2000. This reduction was due to actions taken by management during the first half of 2001 to reduce operating costs and conserve cash. As a result, a number of expense categories were lower than in the prior year second quarter, including personnel and related costs of $1.0 million, and customer field trial and other customer service costs of $1.1 million.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Revenues were $9.4 million for the six months ended June 30, 2001, compared to $8.7 million in the first half of 2000. In the first half of 2001, approximately 73% of revenues were from the shipment of Invisible Fiber units and delivery of modem chips, and 27% was from ASIC engineering services, while substantially all of our revenues in the first half of 2000 were from Invisible Fiber unit shipments.

Gross Profit (Loss). Excluding estimated excess inventory provisions of $16.5 million, gross profit was approximately $702,000 in the first six months of 2001. In the first half of 2000, gross profit (loss) was $(2.1) million. This improvement was primarily due to the delivery of higher margin modem chips and engineering services in the 2001 period compared to the first half of 2000.

Research and Development. Research and development expenses of $8.5 million for the six months of 2001 were $1.2 million, or approximately 13%, lower than the first six months of 2000. This reduction was due primarily to lower outside engineering costs ($1.0 million), and personnel and related costs associated with engineering personnel located in Orlando, partially offset by higher depreciation costs. Research and development expenses for the six months ended June 30, 2001 includes six months of expenses for the broadband modem product group acquired from IBM at the end of the first quarter of 2000, net of amounts classified as cost of revenues. The first half of 2000 expenses included only one quarter of these costs.

Selling, General and Administrative. Selling, general and administrative expenses of $6.7 million for the first six months of 2001 were $3.7 million, or approximately 35%, lower than the first six months for 2000. These reductions from the first six months of 2000 included personnel and related costs of $1.5 million, customer field trial and other customer service costs of $1.3 million, and professional service costs of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we received net proceeds of approximately $86 million from the sale of 6.3 million common shares in an initial public offering. In addition, all outstanding convertible preferred shares were converted into 21,556,469 shares of common stock. The net proceeds from the public offering were initially invested in short-term and long-term securities. Until our initial public offering, we had financed our operations primarily through private sales of approximately $97.7 million of convertible preferred stock as well as through capital leases for capital equipment, furniture and software. As of June 30, 2001 cash and cash equivalents and short-term investments were $59.0 million.

For the six months ended June 30, 2001, we used approximately $18.4 million of cash from operations. This cash use included our net loss, before non-cash provisions and amortization, of $17.6 million, and a growth in inventory of $4.4 million, partially offset by a $3.0 million increase in payables and accrued liabilities. For the six months ended June 30, 2000, we used approximately $26.1 million of cash from operations primarily due to our net loss, before depreciation and amortization, of $19.8 million and growth of receivables and inventory of $7.8 million.

For the six months ended June 30, 2001 and 2000, our investing activities included the purchase of property and equipment of approximately $1.2 million and $6.7 million, respectively.

For the six months ended June 30, 2001 our debt repayments exceeded borrowings by $0.5 million, while for the six months ended June 30, 2000 we generated cash of approximately $3.4 million from net borrowings.

 In March 2001, we entered into a loan agreement with a financial institution to borrow up to $3.0 million to finance capital equipment purchases during 2001. At the end of June 2001, we had borrowed approximately $1.1 million under this facility. The loans, which are repayable over a three-year period, bear interest at an annual rate of 12% and are secured by the specific capital purchases.

In June 2001, we terminated our headquarters building lease and consolidated our facilities in Orlando, Florida. In July 2001, we paid a termination fee of approximately $0.8 million to the landlord. At June 30, 2001, the remaining lease obligations were approximately $6.0 million over the remaining operating lease periods, with $1.2 million due over the next 12 months. In conjunction with our manufacturing and office space lease in Orlando, we have secured, with cash, a $1.1 million letter of credit in favor of the landlord.

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

In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 establishes accounting and reporting standards requiring that all business combinations be accounted for under a single method - the purchase accounting method. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on our financial position or results of operations.

In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, and as such the company as not yet adopted SFAS No. 142. Once adopted, operating expenses will be reduced by approximately $1.9M on a quarterly basis for amortization and may increase for assets determined to be impaired, if any, during the respective quarters.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On a normal basis, we are involved in various legal proceedings which are incident to our business. We believe that there are currently no matters that would have a material effect on our operations or financial position.

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


                                                  Triton Network Systems, Inc.
                                            ------------------------------------
                                                         (Registrant)



Date: August 14, 2001                              /s/ Kenneth R. Vines
                                            ------------------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer