Form 10-Q
period 2001-09-30
TRITON NETWORK SYSTEMS INC
filed 2001-11-19
CIK 1050250

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For Quarterly Period Ended      SEPTEMBER 30, 2001
                                    -----------------------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from                 to
                                        ---------------    ----------------


Commission File Number  _______

                          TRITON NETWORK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          59-3434350
-------------------------------                      -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                  8529 South Park Circle Orlando, Florida 32819
   --------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (407) 903-0900
     -----------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No  [  ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.001 par value                          35,072,626 Shares
--------------------------------                -------------------------------
           Class                                Outstanding at October 26, 2001

                          Triton Network Systems, Inc.
                                      Index



                                                                                                       Page No.
PART I.       FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and
                  September 30, 2001                                                                      3

                  Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 2000 and
                  September 30, 2001                                                                      4

                  Consolidated Statements of Cash Flows for the Three and
                  Nine Months Ended  September 30, 2000 and
                  September 30, 2001                                                                      5

                  Notes to Consolidated Financial Statements                                              6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     11

Item 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                                                    16

PART II.      OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       16

Item 2.           Change in Securities and Use of Proceeds                                                17

Item 3.           Defaults in Senior Securities                                                           17

Item 4.           Submission of Matters to a Vote of Security Holders                                     17

Item 5.           Other Information                                                                       17

Item 6.           Exhibits and Reports on Form 8-K                                                        18

Signature                                                                                                 19

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          Triton Network Systems, Inc.
                           Consolidated Balance Sheets


                                                             DECEMBER 31,           SEPTEMBER 30,
                                                                 2000                    2001
                                                          ------------------      ------------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents..........................   $       48,524,616      $        7,911,966
    Short-term investments.............................           30,372,228              29,118,526
    Receivables
       Trade ..........................................            4,772,193                 315,009
       Other ..........................................              491,000               1,314,548
    Inventory..........................................           17,750,902                 600,000
    Property and equipment, net........................                   --               2,700,000
    Other current assets...............................              557,114                 948,210
                                                          ------------------      ------------------
         Total current assets..........................          102,468,053              42,908,259
Property and equipment, net............................           19,213,463                      --
Restricted cash........................................            1,143,315                      --
Intangible assets......................................           32,989,431                      --
Other non-current assets...............................              941,444                      --
                                                          ------------------      ------------------
         Total assets..................................   $      156,755,706      $       42,908,259
                                                          ==================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................   $        5,838,337      $        2,709,014
    Accrued compensation...............................            2,507,091               2,280,254
    Other accrued expenses.............................            5,430,818               1,671,730
    Current portion of capital leases..................            2,170,768                 570,283
    Current portion of notes payable...................            1,404,555                  11,544
                                                          ------------------      ------------------
         Total current liabilities.....................           17,351,569               7,242,825
Capital leases, net of current portion.................            2,103,802                      --
Notes payable, net of current portion..................            4,653,764                      --
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 10,000,000
       shares authorized, none issued
       and outstanding at December 31, 2000 and
       September 30, 2001..............................                   --                      --
    Common stock, $.001 par value; 120,000,000
       shares authorized, 34,937,299 shares issued
       and outstanding at December 31, 2000 and
       35,072,626 issued and outstanding at
       September 30, 2001..............................               63,225                  63,327
    Additional paid-in capital.........................          235,097,372             235,393,673
    Notes receivable from stockholders.................             (431,624)                     --
    Deferred compensation..............................           (2,326,855)                     --
    Accumulated deficit................................          (99,755,547)           (199,791,566)
                                                          ------------------      -------------------
         Total stockholders' equity....................          132,646,571              35,665,434
                                                          ------------------      ------------------
         Total liabilities and stockholders'
           equity......................................   $      156,755,706      $       42,908,259
                                                          ==================      ==================

See Basis of Presentation and other accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                       THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------         ----------------------------------
                                                          2000                2001                  2000                 2001
                                                      ------------         ------------         ------------         -------------
Revenues:
Products                                              $  7,297,171         $    229,344         $ 15,930,860         $   7,025,879
Services                                                   734,705              711,011              797,701             3,307,676
                                                      ------------         ------------         ------------         -------------
        Total revenues                                   8,031,876              940,355           16,728,561            10,333,555
Cost of revenues:
   Inventory provision                                          --            8,020,253                   --            24,520,253
   Other                                                 6,973,848            1,492,854           17,721,306            10,184,099
                                                      ------------         ------------         ------------         -------------
        Total cost of revenues                           6,973,848            9,513,107           17,721,306            34,704,352
                                                      ------------         ------------         ------------         -------------
Gross profit (loss)                                      1,058,028           (8,572,752)            (992,745)          (24,370,797)

Operating expenses:
   Research and development                              6,229,511            1,304,798           15,996,337             9,822,018
   Selling and marketing                                 2,898,653              440,397            9,621,151             4,461,434
   General and administrative                            1,655,419              688,480            5,255,693             3,331,362
   Provision for doubtful accounts receivable                   --                   --                   --             2,700,000
   Severance and related costs                                  --            3,401,788                   --             5,485,788
   Lease termination costs                                      --            1,580,255                   --             2,396,255
   Writedown of assets, primarily
     property and equipment                                     --           13,006,973                   --            13,006,973
   Writedown and amortization
     of intangible assets                                1,939,009           28,460,319            3,881,110            32,341,431
   Amortization of
     deferred compensation                                 521,237            1,477,776            1,129,422             2,326,855
                                                      ------------         ------------         ------------         -------------
        Total operating expenses                        13,243,829          (50,360,786)         (36,876,458)          (75,872,116)
                                                      ------------         ------------         ------------         -------------
Loss from operations                                   (12,185,801)         (58,933,538)         (36,876,458)         (100,242,913)
Other income (expenses):
   Interest income                                       1,366,898              524,162            2,300,541             2,217,996
   Interest and other expenses                            (412,868)            (227,617)            (779,457)           (1,243,090)
                                                      ------------         ------------         ------------         -------------
        Total other income (expense)                       954,030              296,545            1,521,084               974,906
                                                      ------------         ------------         ------------         -------------

Net loss before extraordinary item                    $(11,231,771)        $(58,636,993)        $(35,355,374)        $ (99,268,007)

Extraordinary loss on early retirement of debt                  --             (768,012)                  --              (768,012)
                                                      ------------         ------------         ------------         -------------

Net loss                                              $(11,231,771)        $(59,405,005)        $(35,355,374)        $(100,036,019)

Net loss per share before extraordinary item
   --basic and diluted                                $      (0.36)        $      (1.68)        $      (2.53)        $       (2.86)
                                                      ============         ============         ============         =============
Shares used in per share calculations--
   basic and diluted                                    30,857,013           34,923,124           13,990,900            34,724,045
                                                      ============         ============         ============         =============

Net loss per share--basic and diluted                 $      (0.34)        $      (1.70)        $      (1.25)        $       (2.88)
                                                      ============         ============         ============         =============
   Shares used in per share calculations--
     basic and diluted                                  33,462,740           34,923,124           28,323,862            34,724,045
                                                      ============         ============         ============         =============

See Basis of Presentation and other accompanying notes to financial statements

                          Triton Network Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                      2000                  2001
                                                                                   ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $(35,355,374)        $(100,036,019)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                    2,904,981             4,598,642
     Write down of assets                                                                    --            14,062,945
     Write down and amortization of intangible assets                                 3,881,110            32,989,431
     Amortization of deferred compensation                                            1,129,422             2,326,855
     Forgiveness of debt                                                                     --               431,624
     Inventory provision                                                                     --            21,620,253
     Provision for doubtful accounts receivable                                              --             2,700,000
     Other                                                                              265,204                    --
Changes in operating assets and liabilities, net of effects of acquisition:
     (Increase) decrease in receivables                                              (4,172,183)              512,636
     Increase in inventory                                                           (8,804,833)           (4,469,351)
     Increase in other current assets                                                  (194,456)             (652,096)
     (Increase) decrease in restricted cash and other
       non-current assets                                                              (863,106)            1,775,192
     Increase (decrease) in accounts payable, accrued
       compensation and other accrued expenses                                        5,738,340            (7,115,248)
                                                                                   ------------         -------------
Net cash used in operating activities                                               (35,470,895)          (31,255,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                 (10,791,467)           (1,156,557)
Sales of investments                                                                (23,673,178)            1,253,702
                                                                                   ------------         -------------
Net cash (used in) provided by investing activities                                 (34,464,645)               97,145

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of preferred and
   common stock                                                                      85,886,086               296,403
Proceeds from notes payable                                                           5,906,179             1,090,354
Payments on capital leases and notes payable                                         (1,493,132)          (10,841,416)
                                                                                   ------------         -------------
Net cash provided by (used in) financing activities                                  90,299,133            (9,454,659)

Net increase(decrease) in cash and cash equivalents                                  20,363,593           (40,612,650)

Cash and cash equivalents at beginning
   of period                                                                         46,130,279            48,524,616
                                                                                   ------------         -------------
Cash and cash equivalents at end of period                                         $ 66,493,872         $   7,911,966
                                                                                   ============         =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                      $    656,397         $     966,400
                                                                                   ============         =============
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations                                                               $    654,764         $          --
                                                                                   ============         =============
Common stock warrants issued in connection
with lease and credit agreements                                                   $    360,000         $          --
                                                                                   ============         =============

See Basis of Presentation and other accompanying notes to financial statements

                          Triton Network Systems, Inc.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


Basis of Presentation

On August 17, 2001, the Company's Board of Directors unanimously approved, effective August 20, 2001, a Complete Plan of Liquidation and Dissolution of the Company ("the Plan"). On October 29, 2001, the Company's stockholders ratified and approved the Plan. Subsequent to August 20, 2001, the Company's activities have been limited primarily to:

-        Selling remaining assets,

-        Paying creditors,

- Terminating any remaining commercial agreements, relationships and outstanding obligations,

-        Continuing to honor certain obligations to customers, and

-        Conserving cash.

The Plan provides for a pro rata cash, or in kind, distribution to stockholders once the remaining assets are sold and liabilities are paid.

The unaudited financial information as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been prepared on a liquidation basis. Accordingly, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value. Operating expenses, potential retention incentive bonuses and other expenses expected to be incurred during the liquidation wind down period have not been recorded in the consolidated financial statements as of September 30, 2001. In the opinion of management, such interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. The consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts in the 2000 financial statements have been reclassified to conform to the presentation adopted in 2001.

ASSET REALIZATION PROVISIONS

Accounts receivable

During the first quarter of 2001, there was a rapid and unexpected decline in the U.S. CLEC market for the Company's products as several existing and potential customers had difficulty finding additional funding for network buildouts. As a result of this rapid deterioration in market conditions for the Company's products, a provision for doubtful accounts receivable of $2,700,000 was made during the first quarter of 2001. The provision for doubtful accounts was for the outstanding receivable balance from Advanced Radio Telecom, which filed for bankruptcy protection earlier this year.

Inventory

During the third quarter of 2001, the Company's inventory was written down to management's estimate of net realizable value, considering both the current depressed market for the Company's products and the limited ability to sell inventory during a short term liquidation process. Additionally, the estimated cost of settling any outstanding non-cancelable inventory purchase commitments has been included in the inventory valuation provision. As a result, an inventory provision of approximately $8,020,000 was included in cost of revenues in the third quarter of 2001. In the first half of 2001, inventory provisions of approximately $16,500,000 were recorded in cost of revenues.

Property and equipment and other assets

During the third quarter of 2001, an asset write down of approximately $13,007,000 was recorded to reduce the net book value of property and equipment and certain other assets to estimated net realizable value. This write down was based on management's estimate of the sales or disposition value of the assets during the liquidation process.

Intangible assets

The intangible assets relate to an acquisition in March 2000 of the broadband modem product line, and were being amortized over the estimated life of five years. The Company evaluated the long-term recoverability of the intangible assets in light of the Company's liquidation and concluded that the full balance of the intangible assets, $28,460,319, should be written off during the third quarter of 2001.

Deferred compensation

At the end of June 2001, the Company had $1,477,776 of deferred compensation included the Consolidated Balance Sheet, which was being amortized over the exercise period of the stock options granted to certain employees. This amount was written off in the third quarter of 2001.


OTHER CHARGES

Severance and related costs

During the first nine months of 2001, the Company has significantly reduced the number of employees and has incurred severance and related costs associated with the employee reductions. Provisions totaling approximately $5,486,000 were recorded in the first nine months of 2001 for severance and related costs, including approximately $3,402,000 in the third quarter of 2001. The third quarter 2001 provision included severance costs for the President and Chief Executive Officer and three other officers who resigned August 2001. Additionally, the third quarter 2001 charge includes retention incentives payable to two officers and forgiveness of notes receivable from certain officers and a Director totaling $616,000.

Facility lease termination

The Company occupied space in two facilities in Orlando, Florida. The facilities were leased under long term agreements with approximately six years remaining under the leases. The Company signed a termination agreement for one lease in June 2001 and recorded a termination provision of $816,000 in the second quarter of 2001. In September 2001, a termination agreement was signed for the other facility and an early termination penalty of approximately $1,580,000 was paid and expensed during the third quarter of 2001.

EXTRAORDINARY LOSS FROM EARLY RETIREMENT OF DEBT

During the third quarter of 2001, the Company paid off substantially all of its notes payable and capital lease obligations. At September 30, 2001, the outstanding debt was $581,827, all of which is expected to be paid in the fourth quarter of 2001. As a result of the early retirement of the notes payable and capital lease obligations, the Company has recorded a charge for contractual penalties of approximately $768,000 during the third quarter of 2001.


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

The following table sets forth the computation of actual and pro forma basic and diluted loss per share:

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                         2000                 2001                2000                  2001
                                                    ------------         ------------         ------------         -------------
Net loss before extraordinary item                  $(11,231,771)        $(58,636,993)        $(35,355,374)        $ (99,268,007)
                                                    ============         ============         ============         =============
Weighted-average shares used in basic and
   diluted loss per share                             30,857,013           34,923,124           13,990,900            34,724,045
                                                    ============         ============         ============         =============
 Basic and diluted net loss per share
   before extraordinary item                        $      (0.36)        $      (1.68)        $      (2.53)        $       (2.86)
                                                    ============         ============         ============         =============


Net loss                                            $(11,231,771)        $(59,405,005)        $(35,355,374)        $(100,036,019)
                                                    ============         ============         ============         =============
Weighted-average shares used  in basic and
   diluted loss per share                             33,462,740           34,923,124           28,323,862            34,724,045
                                                    ============         ============         ============         =============
Basic and diluted net loss per share                $      (0.34)        $      (1.70)        $      (1.25)        $       (2.88)
                                                    ============         ============         ============         =============


RETENTION INCENTIVE BONUS PLAN

In August 2001, the Board of Directors approved a retention bonus plan for ten employees, including two officers, to maximize the proceeds to be distributed to stockholders in the event of a liquidation or change of control. The retention bonus, if any, ranges from approximately $100,000 at $0.85 per share to $450,000 at $0.95 per share.

CONTINGENCIES

The Company is currently a party to the following legal proceedings:

In November 2001, we were informed that a securities class action complaint seeking class action status was recently filed in the United States District Court for the Southern District of New York. The complaint is brought purportedly on behalf of all persons who purchased our common stock from July 12, 2000 through December 6, 2000. We believe the complaint may name as defendants several of our former and current officers, and several investment banking firms that served as managing underwriters of our initial public offering. As of the date of this report, neither the Company nor any of our former or current officers had been served with the complaint. We have been informed that the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for allegedly excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. We do not know if a specific amount of damages is claimed in the complaint involving our initial public offering. We intend to contest the claims vigorously. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On October 17, 2001 we were informed that a complaint has been filed in the Circuit Court of the Ninth Judicial Circuit, In and For Orange County, Florida. The complaint is brought by a customer and alleges that the Company has breached a supply agreement we entered into with the plaintiff by announcing our intention to liquidate and dissolve because we will be unable to perform certain ongoing maintenance and service obligations under the agreement. The complaint asks that, among other things, money damages, interest and attorneys' fees and costs be awarded to the plaintiff. We intend to contest the claims vigorously and we have filed a motion with the Court to dismiss the complaint. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On December 21, 2000, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit, In and For Hillsborough County, Florida. The complaint is brought by a shareholder and alleges, among other things, that the Company improperly failed to permit the sale of unregistered shares of our common stock, and otherwise prevented plaintiff from selling his shares before the share price dropped significantly. The complaint asks that, among other things, money damages, interest and costs be awarded to the plaintiff. We intend to contest the claims vigorously. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2000 and the risk factors included in the Company's Annual Report on Form 10-K for the year 2000 and Form 10-Q for the quarter ended March 31, 2001 and June 30, 2001. Operating results are not necessarily indicative of results that may occur in future periods.

Except for historical information, the matters discussed herein are forward looking statements. Such forward-looking statements include statements concerning the value of the Company's net assets, the anticipated liquidation value per share of the Company's common stock, the timing of management's execution of the liquidation plan, the timing and amounts of distributions of liquidation proceeds to stockholders, the likelihood of stockholder value resulting from sale of certain of the Company's significant assets and the affect of SFAS No. 141 on the Company's financial results. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's actual results, performance or achievements, or industry results, to differ materially from the Company's expectations of future results, performance or achievements expressed or implied by such forward-looking statements. These risks include the risk that we may encounter delays in executing the plan of liquidation, that we may incur additional liabilities, that the sale of our non-cash assets could be lower than anticipated, and that the settlement of our liabilities could be higher than expected, all of which would substantially reduce the distribution to our stockholders as well as the risks described in the Company's Annual Report on Form 10-K for the year 2000, as in other filings with the Securities and Exchange Commission. Although the Company believes that the expectations reflected in any forward-looking statements are reasonable, it cannot guarantee future events or results. Except as may be required under federal law, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

OVERVIEW

On August 17, 2001, the Company's Board of Directors unanimously approved, effective August 20, 2001, a Complete Plan of Liquidation and Dissolution of the Company ("the Plan"). On October 29, 2001, the Company's stockholders ratified and approved the Plan. Subsequent to August 20, 2001, the Company's activities have been limited primarily to:

-        Selling remaining assets,

-        Paying creditors,

- Terminating any remaining commercial agreements, relationships and outstanding obligations,

-        Continuing to honor certain obligations to customers, and

-        Conserving cash.

The Plan provides for a pro rata cash, or in kind, distribution to stockholders once the remaining assets are sold and liabilities are paid. The Company estimates that the stockholders could ultimately receive cash of $0.75 to $0.95 per share. However, the sale of non-cash assets could be lower than anticipated, the Company could incur additional liabilities or the settlement of liabilities could be higher than currently estimated, which would result in a substantially lower distribution to our stockholders. The initial cash distribution will be net of a cash reserve for future expenses and any unsettled or contingent liabilities. Subsequent distributions, if any, will be made when the unsettled or contingent liabilities are resolved. In reaching its decision to liquidate the Company, the Board of Directors considered a number of factors, including the Company's recent financial performance, prevailing economic conditions and management's unsuccessful efforts to sell or merge the company.

Early this year there was a rapid deterioration in the market for fixed broadband wireless access equipment, particularly in the U.S. By the second quarter, three of the four major fixed wireless CLEC's in the U.S. had filed for bankruptcy protection. The Company's revenue had declined from $9.5 million in the fourth quarter of 2000 to $1.9 million in the second quarter of 2001, and the net loss for the first half of 2001 was $(40.6) million. Based on these conditions, the Company significantly downsized its operations to reduce costs and conserve cash, while reviewing alternative business strategies.

In January 2001, the Company engaged Broadview International to assist in identifying and evaluating strategic alternatives, including the sale or merger of the Company. Broadview contacted a large number of prospective acquirers or merger partners, both domestic and international. Discussions were held with a number of companies. After a careful review, the Board of Directors concluded in August 2001 that none of the acquisition or merger opportunities available to the Company would be likely to provide stockholders with as much liquidity or value as could be achieved through a liquidation and dissolution.

The Board of Directors also considered whether to continue the current strategy of maintaining operations, managing expenses and waiting for a market recovery. There were a number of risks associated with such a strategy. Timing of a market recovery remains uncertain, and it now appears likely that there will be a protracted period of weak demand for the Company's products. At the current time, the Company has a minimal backlog of customer orders, and prospects for material revenue over the next few quarters is limited. Although the Company has the financial resources to weather a lengthy market downturn, significant amounts of cash would be required to continue operations and remain competitive, including significant expenditures to develop international sales channels and to support research and development activities needed to enhance existing products and develop new products. Furthermore, employee retention would continue to become increasingly difficult. In light of these risks, there is a substantial possibility that a strategy of waiting for a market recovery would cause a continued erosion of the Company's cash, asset value and employee base, thus reducing stockholder value without any assurance of a future recovery. In addition, the Company's stock was trading below the anticipated cash liquidation value of the shares. For these reasons, the Board of Directors concluded that liquidation and dissolution of the Company would have the highest probability of returning the greatest value to the stockholders.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Subsequent to the Board of Directors approval to liquidate the Company, the business activities of the Company have been to sell assets, pay off liabilities and conserve cash. The non-cash assets have been written down to estimated liquidation values. Additionally, a substantial number of liabilities and purchase commitments were settled, resulting in penalties to the Company. Personnel have been reduced from approximately 135 at the beginning of the quarter to 50 at the end of September 2001. The President and CEO and three other officers resigned on August 20, 2001. Further personnel reductions continue to occur in the fourth quarter of 2001. Management will continue to execute the liquidation plan during the fourth quarter of 2001.

Revenues. Revenues were $0.9 million for the quarter ended September 30, 2001, compared to $8.0 million for the third quarter of 2000. Revenues for the third quarter of 2001 included $0.7 million from engineering services for a wireline customer and $0.2 million from delivery of Invisible Fiber Units. Substantially all of the revenues in the 2000 third quarter were from delivery of Invisible Fiber Units.

Cost of revenues. Cost of revenues for the 2001 third quarter includes a $8.0 million inventory provision. This provision includes the write down of inventory to estimated net realizable value and the estimated termination costs of outstanding inventory purchase commitments. Other cost of revenues includes the cost of engineering services performed for the Company's wireline customer and excess capacity costs associated with our production facility. For the three months ended September 30, 2000, gross profit was $1.1 million or 13% of revenues.

Operating expenses. Third quarter 2001 operating expenses include a write down of property and equipment and other assets of $13.0 million, and the write off of intangible assets and amortization of deferred compensation of $28.5 million and $1.5 million, respectively. Additionally, provisions for severance and related costs, and facility lease termination costs were $3.4 million and $1.6 million, respectively. See Notes to Consolidated Financial Statements included elsewhere herein for further information.

         Research and Development. Research and development expenses of $1.3 million for the third quarter of 2001 were $4.9 million lower than the third quarter of 2000. The reduction from the third quarter of 2000 was due primarily to significantly lower engineering personnel, combined with reductions in outside engineering costs as substantially all development projects were suspended.

         Selling, General and Administrative. Selling, general and administrative expenses of $1.1 million for the third quarter of 2001 were $3.4 million lower than the third quarter of 2000. This reduction was due primarily to a significant reduction in personnel, lower professional service costs, a reduction in customer field trial costs, and less travel expenses.

Extraordinary loss from retirement of debt. The Company incurred approximately $0.8 million of contractual penalties for early retirement of notes payable and capital lease obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Revenues were $10.3 million for the nine months ended September 30, 2001, compared to $16.7 million in the first nine months of 2000. In the first nine months of 2001, approximately 78% of revenues were from the shipment of Invisible Fiber Units and delivery of modem chips and 22% was from ASIC engineering services. The decline in product revenue was due primarily to the deterioration in the U.S. CLEC market for fixed wireless products.

Cost of revenues. Excluding inventory provisions of $24.5 million, cost of revenues approximately equaled revenues in the first nine months of 2001. In the first nine months of 2000, cost of revenues exceeded revenues by $1.0 million. The improvement in 2001 was due primarily to a larger percentage of revenues coming from higher margin ASIC chip deliveries and engineering services.

Operating expenses. In addition to the asset write downs and expense provisions recorded in the third quarter of 2001, severance and related costs of approximately $2.1 million and provision for doubtful accounts receivable of $2.7 million were recorded in the first half of 2001. The severance and related costs in the first half of 2001 resulted from cost reduction actions taken by management in the first two quarters of 2001. The provision for doubtful accounts receivable was recorded in the first quarter of 2001 when a customer filed for bankruptcy.

         Research and Development. Research and development expenses of $9.8 million for the nine months of 2001 were $6.2 million, or 39 %, lower than the first nine months of 2000. This reduction was due primarily to significantly lower salary and personnel related costs due to personnel reductions during 2001 and a large reduction in outside engineering services as development activities were curtailed.

         Selling, General and Administrative. Selling, general and administrative expenses of $7.8 million for the first nine months of 2001 were $7.1 million, or 48%, lower than the first nine months of 1999. The decline was due primarily to cost reduction actions taken by management throughout 2001, including significant personnel reductions, reduced outside professional services, curtailed advertising and marketing activities and limited customer field trials.

Extraordinary loss from retirement of debt. The Company incurred approximately $0.8 million of contractual penalties for early retirement of notes payable and capital lease obligations.

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

As of September 30, 2001, we had approximately $37.0 million of cash and marketable securities, compared to $78.9 million at the end of 2000 and $59.0 million at the end of June 2001.

For the nine months ended September 30, 2001, we used approximately $31.3 million of cash from operations. This cash use included our net loss, before non-cash asset write downs, provisions and amortization, of $21.3 million, a $7.1 million reduction in payables and accrued liabilities and a $4.5 million increase in inventory. The payable and accrual reduction reflects the settlement of a significant portion of the Company's outstanding obligations consistent with the liquidation plan. For the nine months ended September 30, 2000, we used approximately $35.5 million of cash from operations primarily due to our net loss, before depreciation and amortization, of $27.4 million and growth of receivables and inventory of $12.8 million, partially offset by an increase in payables and accrued liabilities.

For the nine months ended September 30, 2001 and 2000, our investing activities included the purchase of approximately $1.2 million and $10.8 million, respectively, of property and equipment.

Subsequent to the Board of Directors approval in August 2001 to liquidate the Company, we repaid approximately $9.2 million of outstanding notes payable and capital lease obligations and incurred contractual early payment penalties of $0.8 million. Earlier in 2001, we had borrowings of $1.1 million and scheduled repayments of $1.5 million. In the first nine months of 2001, we received the net proceeds of approximately $85.9 million from our initial public offering and borrowed approximately $5.9 million under an agreement with a financial institution.

In the fourth quarter of 2001, we plan to continue to liquidate non-cash assets and settle outstanding liabilities. The Company's net assets on an estimated liquidation basis were $35.7 million as of September 30, 2001. The net assets will be negatively impacted by future operating expenses, potential retention incentive bonuses and other expenses expected to be incurred during the liquidation wind down period. Additionally, the sale or disposition of non-cash assets could be lower than estimated at September 30, 2001, the Company could incur additional liabilities or the settlement of actual or contingent liabilities could be higher than estimated, which would result in substantially lower net assets available for distribution to stockholders. Once the liquidation process is substantially competed, we expect to make an initial cash distribution to our stockholders. The initial cash distribution will be net of a cash reserve for future expenses and any unsettled or contingent liabilities. Subsequent distributions, if any, will be made when the unsettled or contingent liabilities are resolved.



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

In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets, and supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, and as such the company as not yet adopted SFAS No. 142. Due the Company's announced liquidation, the Company has written down fully its intangible asset value at September 30, 2001.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


We are currently a party to the following legal proceedings:

In November 2001, we were informed that a securities class action complaint seeking class action status was recently filed in the United States District Court for the Southern District of New York. The complaint is brought purportedly on behalf of all persons who purchased our common stock from July 12, 2000 through December 6, 2000. We believe the complaint may name as defendants several of our former and current officers, and several investment banking firms that served as managing underwriters of our initial public offering. As of the date of this report, neither the Company nor any of our former or current officers had been served with the complaint. We have been informed that the complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for our initial public offering did not disclose that:
(1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for allegedly excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. We are aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. We do not know if a specific amount of damages is claimed in the complaint involving our initial public offering. We intend to contest the claims vigorously. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On October 17, 2001 we were informed that a complaint has been filed in the Circuit Court of the Ninth Judicial Circuit, In and For Orange County, Florida. The complaint is brought by a customer and alleges that the Company has breached a supply agreement we entered into with the plaintiff by announcing our intention to liquidate and dissolve because we will be unable to perform certain ongoing maintenance and service obligations under the agreement. The complaint asks that, among other things, money damages, interest and attorneys' fees and costs be awarded to the plaintiff. We intend to contest the claims vigorously and we have filed a motion with the Court to dismiss the complaint. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On December 21, 2000, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit, In and For Hillsborough County, Florida. The complaint is brought by a shareholder and alleges, among other things, that the Company improperly failed to permit the sale of unregistered shares of our common stock, and otherwise prevented plaintiff from selling his shares before the share price dropped significantly. The complaint asks that, among other things, money damages, interest and costs be awarded to the plaintiff. We intend to contest the claims vigorously. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits : The following exhibits have been filed with this report:

3.1*     Amended and Restated Certificate of Incorporation of the Company.
3.2*     Amended and Restated Bylaws of the Company.
4.1*     Form of the Company's Common Stock Certificate.
10.1     Lease Termination Agreement, dated July 16, 2001.
10.2     Amendment to Lease Termination Agreement, dated August 27, 2001.
10.3     Lease Termination Agreement, dated September 4, 2001.
10.4 Retention Incentive Agreement between Triton Network Systems, Inc. and Ken Vines, dated August 20, 2001.
10.5 Employment, Separation and Release Agreement between Triton Network Systems, Inc. and Douglas R.B. Campbell, dated August 20, 2001.
10.6 Retention Incentive Agreement between Triton Network Systems, Inc. and Douglas R.B. Campbell, dated August 20, 2001.


         * Incorporated by reference to exhibits (with same exhibit number) to the Company's Registration Statement on Form S-1 (File No. 333-31434) declared effective on July 12, 2000.


(b)      Reports on Form 8-K

None

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Triton Network Systems, Inc.
                              ---------------------------
                                     (Registrant)



Date: November 19, 2001          /s/ Kenneth R. Vines
                              ---------------------------
                                      CEO and CFO