Form 10-K
period 2001-12-31
TRITON NETWORK SYSTEMS INC
filed 2002-07-05
CIK 1050250

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER:
                                         -----------------

                          TRITON NETWORK SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             59-3434350
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                                  PO Box 5590
                        Winter Park, Florida 32793-5590
                                 (407) 492-9020
       (ADDRESS, INCLUDING ZIP CODE, OR REGISTRANT'S PRINCIPAL EXECUTIVE
              OFFICES AND TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                            Yes [ ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $17,643,587 as of January 31, 2002 which represents the last date the Company's common stock was traded on the NASDAQ National Market; and is based upon the closing price on the NASDAQ National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on January 31, 2002 was 35,185,213 shares.

                          TRITON NETWORK SYSTEMS, INC.

                                   FORM 10-K

                                     INDEX


                                                                                                                    PAGE
                                                                                                                    ----

PART  I...............................................................................................................1

         ITEM 1.      Business........................................................................................1
         ITEM 2.      Properties......................................................................................5
         ITEM 3.      Legal Proceedings...............................................................................5
         ITEM 4.      Submission of Matters to a Vote of Security Holders.............................................8

PART II...............................................................................................................9

         ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters...........................9
         ITEM 6.      Selected Financial Data........................................................................10
         ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........12
         ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risks....................................21
         ITEM 8.      Financial Statements and Supplementary Data....................................................21
         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........21

PART III.............................................................................................................22

         ITEM 10.     Directors and Officers of the Registrant.......................................................22
         ITEM 11.     Executive Compensation.........................................................................23
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.................................29
         ITEM 13.     Certain Relationships and Related Transactions.................................................31

PART IV..............................................................................................................33

         ITEM 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............................33

                                     PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, continue or the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the Company's plan of liquidation, including its efforts to liquidate assets, pay creditors, satisfy its obligations, distribute any remaining assets to its stockholders, the nature and timing of any liquidation distribution to stockholders, the anticipated outcome of pending and anticipated legal proceedings, and the recovery, if any, of a portion of any litigation costs from third parties, including insurance carriers. These and equivalent statements are only predictions. In evaluating such statements, you should consider various factors, including the risks contained under the heading "Risk Factors" in this Form 10-K, as well as identified in the Company's other filings with the Securities and Exchange Commission, including the Company's Proxy Statement filed on October 2, 2001. These factors may cause actual events or results to differ materially from those expressed or implied by any forward-looking statement. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

INTRODUCTION

Triton Network Systems, Inc. ("the Company") was incorporated in the state of Delaware on March 5, 1997 and is based in Orlando, Florida. The Company provided broadband wireless equipment that enabled communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. Subsequent to the Company's acquisition of IBM's modem product line in March 2000, the Company also provided modem chips and engineering design services to a wireline equipment company.

         On August 16, 2001, the Company's Board of Directors unanimously approved, effective August 20, 2001, a Complete Plan of Liquidation and Dissolution of the Company ("the Plan"). On October 29, 2001, the Company's stockholders ratified and approved the Plan. On January 31, 2002, the Company filed its Certificate of Dissolution with the State of Delaware. The Company no longer conducts business as a going concern, and since August 20, 2001, the Company's activities have been limited primarily to:

-        Selling remaining assets,

-        Paying creditors,

- Terminating any remaining commercial agreements, relationships and outstanding obligations,

-        Continuing to honor certain obligations to customers, and

-        Conserving cash.

In accordance with the Plan, the Company intends, as promptly as possible, to liquidate its assets and distribute pro rata to its stockholders of record on January 31, 2002 (the "Final Record Date"), in cash or in-kind, all property and assets remaining after the Company has satisfied, or created a reserve for, all of its obligations and liabilities. However the Company does not anticipate that it will be in a position to make any distributions to stockholders until all material pending legal proceedings have been resolved. As of June 18, 2002, three purported class action lawsuits are pending. See "Legal Proceedings".

Under Delaware law, the Company will not be dissolved for three years subsequent to the filing of the Certificate of Dissolution. Accordingly, the liquidation is expected to be concluded prior to January 2005, or such later date as required by Delaware law, by a final liquidating distribution either directly to the stockholders or to a liquidating trust.

         The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining non-cash assets into cash and pay and settle its remaining liabilities and obligations. Although there can be no assurance and depending on the outcome of the pending legal proceedings and any other unknown contingencies, the Company currently believes the ultimate total distribution to its stockholders should be in the range of $25.5 million to $27.0 million, or approximately $0.73 to $0.77 per share. See "Risk Factors."

The Company closed its stock transfer books and discontinued recording transfers of common stock as of the Final Record Date. Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company has been fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as result of any assignment by will, intestate succession or operation law.

A more complete summary of the Plan to liquidate and dissolve the Company can be found in the Company's October 2, 2001 Proxy Statement filed with the Securities and Exchange Commission. Also see "Management's Discussion and Analysis".

CURRENT STATUS OF COMPANY

         As of December 31, 2001, the Company had disposed of a significant portion of its non-cash assets and had reduced the number of its employees to 30, including approximately 20 associated with its broadband modem operation, which, as discussed below, was subsequently sold in 2002. As of December 31, 2001, the Company's net assets were approximately $29.8 million, including $34.6 million in cash and marketable securities, and total liabilities of $9.4 million.

         In March 2002, the Company completed the sale of the broadband modem operation to Carriercomm, Inc. ("Carriercomm), a wholly-owned subsidiary of Moseley Associates. Carriercomm acquired all the assets and assumed certain liabilities of the broadband modem operation, including facility and equipment leases and certain employee severance obligations. The Company received $103,000 in cash and may receive contingent consideration, up to $250,000, depending on future deliveries of modem chips under an existing customer contract. Additionally, the Company sold its radio intellectual property and a number of radios to Carriercomm for $100,000 in cash, which was received in April 2002. At the end of March 2002, the Company had 7 employees, and the ongoing expenses included the payroll and related costs of the employees, legal expenses related to the Plan and ongoing litigation, and continuing costs of supporting certain customer requirements. In March 2002, the Company extended its director and officer insurance liability policy for an additional three years, which cost the Company approximately $1.8 million.

         In the early part of 2002, three outstanding lawsuits against the Company were settled. These included a previously reported stockholder lawsuit and the outstanding lawsuits with two customers, XO Communications and CAVU/Expedient. The total settlement costs (net of recovery), including legal expenses, were approximately $3.0 million.

         The settlement of the stockholder lawsuit resulted in a cost of approximately $3.9 million, including legal and associated costs. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the stockholder's stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm.

         The settlement of the lawsuit between the Company and XO
Communications cost the Company $1,550,000, including legal expenses. The settlement of the lawsuit with CAVU/Expedient cost the Company $70,000.

         The total costs of the litigation settlements of approximately $5.5 million and a receivable of $2.5 million for recovery associated with the litigation were recorded in the Consolidated Statement of Net Assets in Litigation at December 31, 2001.

         Recently, the Company was informed that in June, 2002, two new securities complaints seeking class action status have been filed against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company's initial public offering, certain venture capital firms owning shares in the Company prior to the initial public offering and the Company's independent auditors. The Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation. See "Legal Proceedings" and "Risk Factors".

BUSINESS OF THE COMPANY PRIOR TO ADOPTION OF THE PLAN

         CUSTOMERS AND MARKETS

         Prior to the adoption of the Plan, when the Company was operating as an ongoing business, it provided broadband wireless equipment that enabled communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. The Company targeted service providers worldwide that had licensed radio frequency spectrum suitable for high-speed services or were planning to acquire such a license to deliver high-speed services to subscribers. The Company's targeted customers were typically planning medium to large-scale deployments of wireless broadband equipment during the next two years. The Company also sold and marketed modem chips and engineering design services to wireline and other markets that did not compete with it.

         In 2001, two customers each constituted in excess of 10% of the Company's revenues, Kestrel and XO Communications. In 2000, three customers each constituted in excess of 10% of the Company's revenues, Advanced Radio Telecom, CAVU and Kestrel Solutions. The Company had three year supply agreements with Advanced Radio Telecom (ART) and CAVU to supply Invisible Fiber Internet and SONET products and it shipped to both companies during the first half of 2000. The Company had been supplying modem chips and providing engineering services to Kestrel Solutions, a privately held, wireline equipment company, since the second half of 2000.

         SALES AND MARKETING

         Prior to implementation of the Plan, the Company sold its products on a global basis primarily through its direct sales force. Additionally, it had a global OEM relationship with Nortel Networks and a value-added reseller in Asia, CommVerge Solutions.

         CUSTOMER SERVICE AND SUPPORT

         Prior to implementation of the Plan, the Company provided the documentation and training programs tailored for its customers' needs. Standard as well as customized training programs were offered in Orlando, Florida and, at the customer's request, on a remote basis. The Company's sales, network and field engineering teams supported its customers during network planning, design, installation commissioning and troubleshooting. The Orlando based Technical Assistance Center was staffed to support timely responses to customer inquiries and questions.

         The Company's network operations control center gave it and its customers the capability to remotely monitor the in-network performance of its products and diagnose and address problems that may arise. The Company assisted its customers in utilizing its network operations control software within their own internal network operations control centers.

As part of the Plan, the Company will continue to support its customers' repair and return and technical assistance requirements as required in its customer contracts. The Company currently has a staff of 3 employees and 3 contract personnel located in Orlando, Florida and it believes, the necessary test equipment to meet its customer contract obligations.

         MANUFACTURING AND OPERATIONS

         Prior to implementation of the Plan the Company purchased the majority of the components used in its products from third parties, who manufactured the components based on the Company's proprietary designs and specifications. The Company assembled these components at its manufacturing facility in Orlando, Florida and conducted extensive testing of the finished products. The Company's proprietary test procedures required skilled technicians and customized equipment.

         The technology underlying the Company's transceiver modules was developed by Lockheed Martin for use in advanced radar systems. Until the fourth quarter of 2000, the Company purchased transceiver modules from Lockheed Martin on a cost-plus basis, which means Lockheed Martin's actual cost incurred plus a fixed percentage fee. Beginning in the fourth quarter of 2000, the Company began producing the transceiver modules in its factory in Orlando. As a result, the Company early terminated its contract with Lockheed Martin at the end of 2000. The Company produced 100% of the transceiver modules in 2001. In the fourth quarter of 2001, the Company disassembled its transceiver manufacturing operation and its final assembly and test capability in Orlando, Florida. The majority of the equipment was sold or disposed of by the end of 2001.

         RESEARCH AND DEVELOPMENT

         During 1999, 2000, and the first nine months of 2001, the Company expensed $12,631,231, $22,939,352, and $9,822,018, respectively, in research and development expenses.

         COMPETITION

         The market for broadband wireless equipment is rapidly evolving, fragmented, highly competitive and subject to rapid technological change. A number of large telecommunications equipment suppliers, such as DMC Stratex Networks, Inc., Harris Corporation and P-Com, Inc., as well as a number of smaller companies, such as Ceragon Networks Ltd., have developed or are developing products that compete with the products that the Company previously sold.

         The rapid technological developments within the broadband wireless equipment industry result in frequent competitive changes. The principal competitive factors in this market included:

-        product availability;

-        relationships with network service providers;

-        product performance, features and inter-operability;

-        product development and enhancement;

-        price;

-        ability to manufacture and distribute products; and

-        technical support and customer service.


         The Company's broadband wireless solutions also competed with other high-speed solutions such as digital subscriber lines, coaxial cable, fiber optic cable, satellite and point-to-multipoint and point-to-point wireless technologies. Many of these alternative technologies utilize existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies.

         INTELLECTUAL PROPERTY

         In March 2002, the Company sold all of its intellectual property rights related to its broadband modem business. Additionally, the Company sold all of its intellectual property rights associated with its Invisible Fiber products. See "Business - Current Status of Company".

         EMPLOYEES

         As of December 31, 2001, the Company had a total of 30 employees, of which 20 were associated with its broadband modem business which was sold in March 2002. At the end of March 2002, the Company had a total of 7 employees, of which 3 operated its customer support operation in Orlando, Florida. The Company is not a party to any collective bargaining agreement.

ITEM 2.  PROPERTIES

         During 2001, the Company terminated two long-term lease agreements for a total of 112,000 square feet with its landlord in Orlando, Florida, and paid a lease penalty of approximately $2.4 million including forfeiture of existing security deposits. In February 2002, the Company entered into a one-year lease, with an option to renew for an additional 2 years for approximately 2,300 square feet to support its customer support operation in Orlando, Florida. Since March 2000, the Company has subleased approximately 17,000 square feet of space located near San Diego for its broadband modem operation. When this operation was sold in March 2002, the acquirer assumed the sublease obligation.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is or, during the last year, has been a party to the following legal proceedings:

         On November 13, 2001, a securities class action complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint was brought on behalf of all persons who purchased the Company's common stock from July 12, 2000 through December 6, 2000. The complaint names as defendants the Company, a former officer and a current officer of the Company, and several investment banking firms that served as managing underwriters of the Company's initial public offering. The complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company's initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for allegedly excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. The Company does not know if a specific amount of damages is claimed in the complaint involving its initial public offering. The Company intends to contest the claims vigorously. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its net assets or its plan of liquidation.

         In November 2001, a customer, XO Communications, filed a lawsuit in the Circuit Court of Fairfax County, Virginia that contended the Company would breach its contract with them when the Company is liquidated. The complaint asked, among other things, money damages, interest, attorney fees and costs totaling in excess of $9,000,000 be awarded to the plaintiff. In May 2002, the Company settled the lawsuit with the payment of $1,500,000 in cash, delivery of certain available inventory to XO Communications, and termination of the contract between the Company and XO Communications. As a result, the Company recorded $1,550,000 as an accrued liability in the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 for the cost of the settlement, including legal expenses.

         In October 17, 2001, a complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint was brought by a customer and alleged the Company had breached a supply agreement the Company entered into with the plaintiff by announcing the Company's intention to liquidate and dissolve because it would be unable to perform certain ongoing maintenance and service obligations under the agreement. The complaint asked, among other things, money damages, interest and attorneys' fees and costs be awarded to the plaintiff. In April 2002, the Company settled the lawsuit with the payment of $50,000, and terminated the contract between the Company and the customer. The Company recorded an accrued liability of $70,000 in the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 for the cost of the settlement and associated legal expenses.

         On December 21, 2000, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida. The complaint was brought by a stockholder and alleged, among other things, the Company improperly failed to permit the sale of unregistered shares of its common stock, and otherwise prevented plaintiff from selling his shares before the share price dropped significantly. In March 2002, the Company settled the lawsuit with the payment of $3,650,000 to the stockholder. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the stockholder's stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm. The Company recorded an accrued liability of $3,900,000, including legal and associated costs, and a receivable of $2,500,000 on the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 to reflect the impact of this matter on the Company's net assets.

         On June 11, 2002, a securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1041-T-27 MAP), by Delano Cox (the "Cox Complaint"), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company's initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company's independent auditors. The complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from July 13, 2000 through August 14, 2001. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933
and Sections 10b and 20A of the Securities and Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, on the grounds that the Company's registration statement relating to its initial public offering and certain of its subsequent Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements made therein not misleading, with regard to the Company's revenues in fiscal 2000, the nature of its relationship with certain of its customers, and its financial statement presentation. Plaintiff seeks compensatory damages in favor of plaintiff and the other class members, as well as reasonable costs and expenses incurred in connection with this action. No amounts have been accrued in the Company's Consolidated Statement of Net Assets in Liquidation at December 31, 2001.

         Similarly, on June 17, 2002, another securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1070-T-24 TGW), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company's initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company's independent auditors. The complaint is brought by Gary Streeter purportedly on behalf of all persons who purchased the Company's common stock from July 13, 2000 through August 14, 2001. The factual basis alleged to underlie the proceeding and the relief sought is similar to that alleged and contained in the Cox Complaint. No amounts have been accrued in the Company's Consolidated Statement of Net Assets in Liquidation at December 31, 2001.

         While the Company currently has not been named as a defendant in the two June actions, its past and present officers and directors have indemnification agreements with the Company, pursuant to which the Company is required to reimburse those individuals for any liabilities and damages incurred by, or imposed upon, such individuals in connection with the foregoing lawsuits, including their attorneys' fees and costs, provided that they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. The Company intends to assist its current and former officers and directors in contesting the claims. The Company carries director and officer liability insurance (up to a maximum dollar limit) that may cover the claims against its current and former directors and officers, but the Company cannot, at the present time, be certain that any ultimate liability related to the foregoing lawsuits will be reimbursed by its insurance carriers. As a result, the Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation. See "Risk Factors."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At a Special Meeting of Stockholders held on October 29, 2001, the Company submitted the Plan to its stockholders for approval. This Plan was approved by the margins indicated below. There were 35,072,626 shares of common stock entitled to vote at the meeting and a total of 22,340,044 shares were present in person or by proxy.

         1. Ratify and approval of the Plan of Complete Liquidation and Dissolution


                              NUMBER OF SHARES
                 -------------------------------------------
                  IN FAVOR         WITHHELD          ABSTAIN
                 ---------         --------          -------
                 22,090,594        245,652            3,798

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until the Company's Certificate of Dissolution was filed on January 31, 2002, the Company's common stock has been quoted on the NASDAQ National Market under the symbol "TNSI" since its initial public offering in July 2000. Prior to this time, there was no public market for the stock.

         On January 31, 2002, the Company filed a Certificate of Dissolution with the Secretary of State of Delaware and requested the NASDAQ Stock Market to voluntarily delist the Company's common stock. On that date, the Company closed its stock transfer books and discontinued recording transfers of common stock. Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company has been fixed on the basis of their respective stock holdings at the close of business on the January 31, 2002, the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as result of any assignment by will, intestate succession or operation law. Currently, there is no established market for the common stock and the Company does not expect one to develop.

          The following table sets forth the high and low closing sales prices per share of the Company's common stock as reported on the NASDAQ National Market for the periods indicated. As of January 31, 2002 there were 368 holders of record of the Company's common stock.


                                                                                               SALE PRICE
                                                                                          ---------------------
                                                                                           HIGH           LOW
                                                                                          ------         ------

FISCAL 2000:
   Third Quarter (from July 13, 2000) ...........................                         $44.69         $11.19
   Fourth Quarter................................................                         $12.94         $ 1.94

FISCAL 2001:
   First Quarter.................................................                         $ 3.88         $ 1.53
   Second Quarter................................................                         $ 1.50         $ 0.67
   Third Quarter.................................................                         $ 0.87         $ 0.45
   Fourth Quarter................................................                         $ 0.76         $ 0.64

         On July 17, 2000, the Company completed its initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-31434). In the IPO, the Company sold an aggregate of 6,325,000 shares of common stock (including an over-allotment option of 825,000 shares) at $15 per share. The aggregate net proceeds to the Company were approximately $86 million, after deducting underwriting discounts and offering expenses of approximately $9 million. The proceeds have been used for general corporate purposes, including working capital and capital expenditures, and will be used to support the winding down of operations, and the Company's liquidation.

         The Company paid no dividends to its stockholders in either 2000 or 2001.

ITEM 6.  SELECTED FINANCIAL DATA

         You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and the Company's consolidated financial statements and the notes included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999, and 2000, and the nine months ended September 30, 2001, the consolidated balance sheet data as of December 31, 2000 and the consolidated statement of net assets in liquidation data as of December 31, 2001 were derived from the consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the period from inception to December 31, 1997 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from the Company's financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for any future period.

         The Company's financial information for 1997, 1998, 1999 and 2000, and for the nine months ended September 30, 2001 was prepared on a going concern basis of accounting. The Company adopted the liquidation basis of accounting on October 1, 2001. See Note 1 to the Consolidated Financial Statements included elsewhere herein.

                                                    PERIOD FROM
                                                   MARCH 5, 1997                                                       NINE
                                                    (INCEPTION)                                                       MONTHS
                                                      THROUGH               YEAR ENDED DECEMBER 31,                   ENDED
                                                    DECEMBER 31,   --------------------------------------------    SEPTEMBER 30,
                                                       1997            1998           1999             2000            2001
                                                   -------------   ------------    ------------    ------------    -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
GOING CONCERN BASIS:
Revenues ........................................   $        --    $         --    $         --    $     26,238    $     10,334
Cost of revenues:
   Provision for estimated excess inventory .....            --              --              --              --          24,520
   Special inventory component write-off ........            --              --              --           1,190              --
   Other ........................................            --              --              --          25,877          10,184
                                                    -----------    ------------    ------------    ------------    ------------
      Total cost of revenues ....................            --              --              --          27,067          35,704
                                                    -----------    ------------    ------------    ------------    ------------
Gross loss ......................................            --              --              --            (829)        (24,370)
Operating expenses:
   Manufacturing and operations .................            --           2,326           7,990              --              --
   Research and development .....................         1,895           8,494          12,631          22,939           9,822
   Selling and marketing ........................           162           2,445           6,111          12,144           4,462
   General and administrative ...................           501           1,748           4,473           7,131           3,331
   Provision for doubtful accounts receivables ..            --              --              --              --           2,700
   Severance and related costs ..................            --              --              --              --           5,486
   Provision for asset write down, primarily
      property and equipment ....................            --              --              --              --          13,007
   Provision for write down of goodwill .........            --              --              --              --          28,460
   Lease termination costs ......................            --              --              --              --           2,396
   Royalty expense ..............................            --           2,800              --              --              --
   Amortization of intangible assets ............            --              --              --           5,822           3,881
   Amortization of deferred compensation ........            --             292           1,561           1,595           2,327
                                                    -----------    ------------    ------------    ------------    ------------
      Total operating expenses ..................         2,558          18,105          32,766          49,631          75,872
                                                    -----------    ------------    ------------    ------------    ------------
Loss from operations ............................        (2,558)        (18,105)        (32,766)        (50,460)       (100,242)
Other income (expense):
   Interest income ..............................            86           1,066           1,337           3,682           2,218
   Interest expense .............................            --            (160)           (426)         (1,005)           (966)
   Other ........................................            (3)            (25)              1            (420)           (277)
                                                    -----------    ------------    ------------    ------------    ------------
      Total other income ........................            83             881             912           2,257             975
                                                    -----------    ------------    ------------    ------------    ------------
Net loss before extraordinary loss ..............   $    (2,475)   $    (17,224)   $    (31,854)   $    (48,203)   $    (99,267)

Extraordinary loss on early retirement
      of debt ...................................            --              --              --              --            (768)
                                                    -----------    ------------    ------------    ------------    ------------

Net loss ........................................   $    (2,475)   $    (17,224)   $    (31,854)   $    (48,203)   $   (100,035)
                                                    ===========    ============    ============    ============    ============

Loss per share--basic and diluted
   Net loss before extraordinary loss ...........   $     (1.01)   $      (5.07)   $      (6.67)   $      (2.51)   $      (2.86)
   Extraordinary loss on early retirement
      of debt ...................................            --              --              --              --            (.02)
                                                    -----------    ------------    ------------    ------------    ------------
      Net loss ..................................   $     (1.01)   $      (5.07)   $      (6.67)   $      (2.51)   $      (2.88)
                                                    ===========    ============    ============    ============    ============
Shares used in per share calculations--
   basic and diluted ............................     2,456,995       3,395,300       4,776,567      19,191,226      34,724,045
                                                    ===========    ============    ============    ============    ============
Pro forma net loss per share - basic and diluted:
   Net loss before extraordinary loss ...........   $     (0.74)   $      (1.30)   $      (1.64)   $      (1.61)   $      (2.86)
   Extraordinary loss on early retirement
      of debt ...................................            --              --              --              --            (.02)
                                                    -----------    ------------    ------------    ------------    ------------
      Net loss ..................................   $      (.74)   $      (1.30)   $      (1.64)   $      (1.61)   $      (2.88)
                                                    ===========    ============    ============    ============    ============
   Shares used in per share calculations--
      basic and diluted .........................     3,344,666      13,265,015      19,400,204      29,928,655      34,724,045
                                                    ===========    ============    ============    ============    ============


                                                                                  AS OF DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                            1997           1998           1999           2000            2001
                                                          -------        -------        -------        --------        -------
                                                                                   (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA
GOING CONCERN AND CONSOLIDATED NET ASSETS IN
LIQUIDATION BASIS (DECEMBER 31, 2001):
Cash and short-term investments ..................        $12,476        $21,328        $46,130        $ 78,897        $34,604
Working capital ..................................         12,271         18,963         44,180          85,116             --
Intangible assets ................................             --             --             --          32,989             --
Total assets .....................................         12,794         24,440         63,700         156,756         39,248
Long-term debt (including current maturities) ....             --          1,899          3,594          10,333             --
Total stockholder's equity .......................         12,506         20,424         51,333         132,647             --
Net Assets in Liquidation ........................             --             --             --              --         29,808

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Risk Factors, and the Company's financial statements and the related notes included elsewhere in this Form 10-K.

HISTORICAL OPERATIONS

         Prior to adopting the Plan, the Company provided broadband wireless equipment that enabled communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. The Company offered two product lines: the Invisible Fiber Internet product line for Internet service providers and the Invisible Fiber SONET product line for communications service providers. Subsequent to the Company's acquisition of the broadband modem product line from IBM at the end of the first quarter of 2000, the Company also supplied modem chips and provided engineering design services to an existing wireline customer.

         From the Company's inception in March 1997 through late 1999, its operations consisted primarily of start-up activities, including raising capital, recruiting personnel, conducting research and development, establishing the market for the Company's initial products and purchasing operating assets. In addition, the Company developed its final product assembly and testing capabilities, entered into manufacturing agreements with third-parties and developed the Company's sales, marketing and administrative organizations.

         The Company began supplying the Invisible Fiber products for use in field trials during the second half of 1999 and recognized its first revenue in the first quarter of 2000. During 2000, its revenues increased from approximately $3.5 million in the first quarter to approximately $9.5 million in the fourth quarter, and it signed supply agreements with a number of companies. The Company sold its products through the Company's direct sales force to service providers in North America and Japan who have government licenses to provide wireless services. In addition, the Company had a non-exclusive agreement with a value added reseller in Asia and a non-exclusive global Original Equipment Manufacturer agreement with Nortel Networks.

         On March 31, 2000, the Company purchased IBM's broadband modem product line in exchange for 2.75 million shares of series C preferred stock. This IBM unit developed and sold custom modems to the Company for use in the Company's products. During 1999, the majority of this unit's sales were to the Company, with minor sales to one other customer. With the completion of this transaction, the Company secured intellectual property and engineering expertise for future modem development, which the Company believed would lower the cost of manufacturing its products.

         The total value of the consideration for the transaction was approximately $41.3 million, with approximately $2.3 million being allocated to net assets and approximately $39.0 million to intangible assets, which consisted of patent and patent application licenses and patent disclosures. If the transaction had taken place on January 1, 1999, on a pro forma basis, the Company's revenue and net loss for 1999 would have increased by approximately $0.3 million and $11.2 million or $2.34 per share, respectively. The pro forma revenue and net loss does not purport to indicate what would have occurred if the purchase had actually occurred on January 1, 1999 or to indicate the results that would occur in the future. The intangible assets were being amortized over five years, or approximately $7.8 million per year. As the result of the Company's Plan to liquidate, the remaining balance of intangible assets of $28.5 million was written off in 2001.

The Company has incurred significant losses since inception.

PLAN OF LIQUIDATION AND DISSOLUTION

         Early in 2001 there was a rapid deterioration in the market for fixed broadband wireless access equipment, particularly in the U.S. By the second quarter, three of the four major fixed wireless CLEC's in the

U.S. had filed for bankruptcy protection. The Company's revenue had declined from $9.5 million in the fourth quarter of 2000 to $1.9 million in the second quarter of 2001, and the net loss for the first half of 2001 was $(40.6) million. Based on these conditions, the Company significantly downsized its operations to reduce costs and conserve cash, while reviewing alternative business strategies.

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

         The Board of Directors also considered whether to continue the current strategy of maintaining operations, managing expenses and waiting for a market recovery. There were a number of risks associated with such a strategy. Timing of a market recovery remained uncertain, and it appeared likely that there would be a protracted period of weak demand for the Company's products. Immediately prior to the adoption of the Plan, the Company had a minimal backlog of customer orders, and prospects for material revenue over the next few quarters was limited. Although the Company had the financial resources to weather a lengthy market downturn, significant amounts of cash would be required to continue operations and remain competitive, including significant expenditures to develop international sales channels and to support research and development activities needed to enhance existing products and develop new products. Furthermore, employee retention would continue to become increasingly difficult. In light of these risks, there was a substantial possibility that a strategy of waiting for a market recovery would cause a continued erosion of the Company's cash, asset value and employee base, thus reducing stockholder value without any assurance of a future recovery. In addition, the Company's stock was trading below the anticipated cash liquidation value of the shares. For these reasons, the Board of Directors concluded that liquidation and dissolution of the Company would have the highest probability of returning the greatest value to the stockholders.

         Accordingly, on August 16, 2001, the Company's Board of Directors unanimously approved, effective August 20, 2001, a complete plan of liquidation and dissolution of the Company ("the Plan"). On October 29, 2001, the Company's stockholders ratified and approved the Plan. On January 31, 2002, the Company filed its Certificate of Dissolution with the State of Delaware. The Company no longer conducts business as a going concern, and since August 20, 2001, the Company's activities have been limited primarily to:

-        Selling remaining assets,

-        Paying creditors,

- Terminating any remaining commercial agreements, relationships and outstanding obligations,

-        Continuing to honor certain obligations to customers, and

-        Conserving cash.

         In accordance with the Plan, the Company intends, as promptly as possible, to liquidate its assets and distribute pro rata to its stockholders of record on January 31, 2002, the Final Record Date, in cash or in-kind, all property and assets remaining after the Company has satisfied, or created a reserve for, all of its obligations and liabilities. However, the Company does not anticipate that it will be in a position to make any distributions to stockholders until all material pending legal proceedings have been resolved. As of June 18, 2002, three purported class action lawsuits are pending. See "Legal Proceedings."

         Under Delaware law, the Company will not be dissolved for three years subsequent to the filing of the Certificate of Dissolution. Accordingly, the liquidation is expected to be concluded prior to January 2005, or such later date as required by Delaware law, by a final liquidating distribution either directly to the stockholders or to a liquidating trust. See "Business."

         The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining non-cash assets into cash and pay and settle its remaining liabilities and obligations. Although there can be no assurance and depending on the outcome of the pending legal proceedings and any other unknown contingencies, the Company currently believes the ultimate total distribution to its stockholders should be in the range of $25.5 million to $27.0 million, or approximately $0.73 to $0.77 per share. See "Risk Factors."

CURRENT STATUS OF COMPANY

         As of December 31, 2001, the Company had disposed of a significant portion of its non-cash assets and had reduced the number of its employees to 30, including approximately 20 associated with its broadband modem operation, which, as discussed below, was subsequently sold in 2002. As of December 31, 2001, the Company's net assets were approximately $29.8 million, including $34.6 million in cash and marketable securities, and total liabilities of approximately $9.4 million.

         In March 2002, the Company completed the sale of the broadband modem operation to Carriercomm, Inc. ("Carriercomm"), a wholly owned subsidiary of Moseley Associates. Carriercomm acquired all the assets and assumed certain liabilities of the broadband modem operation, including facility and equipment leases and certain employee severance obligations. The Company received $103,000 in cash and may receive contingent consideration, up to $250,000, depending on future deliveries of modem chips under an existing customer contract. Additionally, the Company sold its radio intellectual property and a number of radios to Carriercomm for $100,000 in cash, which was received in April 2002. At the end of March 2002, the Company had 7 employees and its ongoing expenses included the payroll and related costs of the employees, legal expenses related to the Plan and ongoing litigation, and continuing costs of supporting certain customer requirements. In March 2002, the Company extended its director and officer insurance liability policy for an additional three years, which cost the Company approximately $1.8 million.

         In the early part of 2002, three outstanding lawsuits against the Company were settled. These included a previously reported stockholder lawsuit and the outstanding lawsuits with two customers, XO Communications and CAVU/Expedient. The total settlement costs (net of recovery), including legal expenses, were approximately $3.0 million.

          The settlement of the stockholder lawsuit resulted in a cost of approximately $3.9 million, including legal and associated costs. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the shareholder's stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm.

         The settlement of the lawsuit between the Company and XO
Communications cost the Company $1,550,000, including legal expenses. The settlement of the lawsuit with CAVU/Expedient cost the Company $70,000.

         The total costs of the litigation settlements of approximately $5.5 million and a receivable of $2.5 million for recovery associated with the litigation were recorded in the Statement of Net Assets in Liquidation at the end of December 31, 2001. See "Legal Proceedings."

         Recently, the Company was informed that in June, 2002, two new securities complaints seeking class action status have been filed against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company's initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company's independent auditors. The Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation. See "Legal Proceedings" and "Risk Factors".

         The Company expects that claims, liabilities and future expenses for operations (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. These costs will reduce the amount of assets available for ultimate distribution to stockholders. See "Legal Proceedings" and "Risk Factors".

SUMMARY OF HISTORICAL ACCOUNTING POLICIES

         Revenues. Prior to the implementation of the Plan, the Company recognized product revenues at the time of shipment provided no significant obligations remain and collection was probable. The Company has supplied products to potential customers for use in several field trials. The Company did not recognized revenues from field trials since the customer could typically return the product with no payment or further obligation.

         Cost of Revenues. Cost of revenues consisted of component and material costs, direct labor, manufacturing, customer service and estimated warranty costs.

         Manufacturing and Operations. Historically, manufacturing and operations consisted of procurement, assembly and support personnel, product, technical assistance, training and documentation expenses, less amounts capitalized as part of inventory. Concurrent with the Company's recognition of revenues beginning in the first quarter of 2000, the Company began classifying manufacturing and operations expenses as cost of revenues.

         Research and Development. Research and development expenses consisted primarily of compensation and related personnel costs, third party engineering costs and prototype costs related to the design, development, testing and enhancement of the Company's products. The Company expensed research and development costs as they were incurred.

         Selling and Marketing. Selling and marketing expenses consisted primarily of salaries and related expenses for personnel engaged in sales, marketing and related support functions, the costs associated with customer field trials that the Company funded and promotional and other marketing expenses.

         General and Administrative. General and administrative expenses consisted primarily of salaries and related expenses for executive, finance, information systems and human resources personnel, professional fees and other general corporate expenses.

         Deferred Compensation. In connection with the grant of certain stock options to employees during the years ended December 31, 1999 and 2000, the Company recorded deferred compensation of approximately $3.4 million representing the difference between the deemed value of the common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized as charges to operations on an accelerated basis over the vesting period consistent with the method described in Financial Accounting Standards Board Interpretation No. 28.

LIQUIDATION BASIS OF ACCOUNTING

         In connection with the adoption of the Plan, the Company elected the liquidation basis of accounting effective October 1, 2001, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. See Note 1 to the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 (the last period in which the Company had operations)

         Subsequent to the implementation of the Plan, the business activities of the Company have been to sell assets, pay off liabilities and conserve cash. The non-cash assets have been written down to estimated liquidation values and liabilities have been adjusted to their anticipated settlement amounts. Additionally, a substantial number of liabilities and purchase commitments were settled, resulting in penalties to the Company.

         Revenues. Revenues were $10.3 million for the nine months ended September 30, 2001. In the first nine months of 2001, approximately 68% of revenues were from the shipment of Invisible Fiber Units and delivery of modem chips and 32% was from ASIC engineering services.

         Cost of revenues. Excluding inventory provisions of $24.5 million, cost of revenues approximately equaled revenues in the first nine months of 2001.

         Operating expenses. Operating expenses include a write down of property and equipment and other assets of $13.0 million, and the write off of intangible assets and amortization of deferred compensation of $32.3 million and $2.3 million, respectively. Additionally, provisions for severance and related costs, facility lease termination costs and doubtful accounts receivable were $5.5 million, $2.4 million and $2.7 million, respectively. The provision for doubtful accounts receivable was recorded in the first quarter of 2001 when a customer filed for bankruptcy. See Notes to Consolidated Financial Statements included elsewhere herein for further information.

         Research and Development. Research and development expenses were $9.8 million for the nine months of 2001 and consisted mainly of personnel related costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $7.8 million for the first nine months of 2001, and consisted of mainly personnel related costs, and rent as the actions taken by management throughout 2001 included reductions in outside professional services, advertising and marketing activities and customer field trials.

         Extraordinary Loss from Retirement of Debt. The Company incurred approximately $0.8 million of contractual penalties for early retirement of notes payable and capital lease obligations.

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Revenues. Revenues were $26.2 million for the year ended December 31, 2000, the first year the Company recognized revenues. Three customers each accounted for more than 10% of the Company's revenues for 2000, including a wireline customer who took delivery of modem chips and paid the Company for modem engineering design services.

         Cost of Revenues. Concurrent with the recognition of revenues in 2000, the Company began classifying manufacturing and operations costs as cost of revenues.

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

         Manufacturing and Operations. Manufacturing and operations expenses for the year ended December 31, 1999 of $8.0 million, consisted primarily of personnel costs related to the commencement of the Company's final assembly and testing manufacturing efforts and the establishment of its technical assistance center. In addition, the remaining amounts were attributable to facilities, depreciation and production costs related to the Company's manufacturing facility and recently developed production process. Concurrent with the Company's recognition of revenues in the quarter ended March 31, 2000, the Company began classifying manufacturing and operations expenses as cost of revenues.

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

         General and Administrative. General and administrative expenses of $7.1 million for the year 2000 were $2.6 million higher than 1999. The increase was due primarily to the development of the finance, human resources and information technology groups, and, in the third quarter of 1999, the hiring of the Company's chief executive officer. Personnel related costs accounted for approximately 60% of the increase. Depreciation and professional service costs represented approximately 28% of the increase.

         Amortization of intangibles and deferred compensation. Amortization of intangibles of $5.8 million in the year 2000 relates to the acquisition of the IBM broadband modem product line at the end of March 2000. The annual amortization will be $7.8 million. The amortization of deferred compensation was $1.6 million in both the years 2000 and 1999. This expense relates to the granting of stock options to employees prior to the Company's initial public offering at exercises prices deemed to be lower than the fair market value at the date of grant.

         Interest Income. Interest income of $3.7 million for the year 2000 was $1.3 million higher than for the year 1999. This increase was due primarily to a significantly higher level of cash available for investment in 2000. Net proceeds of the Company's initial public offering in July 2000 were approximately $86 million.

         Interest Expense. Interest expense of $1.0 million for the year 2000 was approximately $0.6 million higher than in 1999 due to a higher level of note and lease financing in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2001 (the last period in which the Company had operations)

         As of September 30, 2001, the Company had approximately $37.0 million of cash and marketable securities, compared to $78.9 million at the end of 2000.

         For the nine months ended September 30, 2001, the Company used approximately $31.3 million of cash from operations. This cash use included the Company's net loss, before non-cash asset write downs, provisions and amortization, of $21.3 million, a $7.1 million reduction in payables and accrued liabilities and a $4.5 million increase in inventory. The payable and accrual reduction reflects the settlement of a significant portion of the

Company's outstanding obligations consistent with the liquidation plan. For the nine months ended September 30, 2001, the Company's investing activities included the purchase of approximately $1.2 million of property and equipment.

         Subsequent to the Board of Directors approval in August 2001 to liquidate the Company, the Company repaid approximately $9.2 million of outstanding notes payable and capital lease obligations and incurred contractual early payment penalties of $0.8 million. Earlier in 2001, the Company had borrowings of $1.1 million and scheduled repayments of $1.5 million.

Changes in Net Assets from October 1, 2001 through December 31, 2001 (period of liquidation)

         At December 31, 2001, the Company had net assets of approximately $29.8 million compared to $35.7 million on October 1, 2001. The net assets at December 31, 2001 included cash and marketable securities of approximately $34.6 million; receivables of $3.6 million (including $2.5 million associated with the settlement of litigation); prepaid expenses of $0.5 million; and other assets of $0.5 million and total liabilities of approximately $9.4 million. The liabilities include approximately $5.5 million related to litigation settled and paid in the first five months of 2002.

         The net assets reduction from October 1, 2001 through December 31, 2001 was approximately $5.9 million. This decline was due primarily to the recording of litigation costs, net of recovery, of $3.0 million, ongoing costs of $2.0 million, and an adjustment to the estimated fair value of assets and liabilities of approximately $1.0 million, partially offset by interest income.

         The Board of Directors of the Company is currently unable to estimate when and if there will be a distribution to its stockholders due to the class action lawsuits pending against the Company (see "Legal Proceedings"). The Company will continue to incur costs and expenses until the dissolution has occurred. During the first five months of 2002, the Company incurred expenses including costs of the broadband modem group which was sold at the end of March 2002, continuing customer support and administrative costs, and certain legal costs. In March 2002, the Company extended its director and officer insurance liability policy for an additional three years, which cost the Company approximately $1.8 million. The Company expects to incur certain customer support, legal and administrative costs for a significant period of time in the future.

         Although there can be no assurance and depending on the outcome of the pending legal proceedings and any other unknown contingencies, the Company currently believes the ultimate distribution to its stockholders should be in the range of $25.5 million to $27.0 million, or approximately $0.73 to $0.77 per share.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends this reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is permitted. As a result of the Company's stockholders approval to liquidate and dissolve the Company, the Company has written all of its assets down to net realizable value during 2001.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As a result of the Company's stockholders approval to liquidate and dissolve the Company, the Company has written off the remaining value of its intangible assets during 2001.

         In January 2001, the Company adopted FASB Statement No. 133 (SFAS No.
133), "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires companies to recognize all their derivative instruments as either assets or liabilities at fair value in the statement of position. The adoption of this policy had no impact on the Company's operating results or financial position in 2001.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. The Company believes that the adoption of Statement No. 143 will not have a material effect in its financial position or results of operations.

RISK FACTORS

         In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

         The Company's plan is to continue to conclude the business activities of the Company and distribute its assets to stockholders pursuant to the Plan. The timing of and completion of these objectives are subject to a number of risks and uncertainties, including those set forth in the Company's Proxy Statement filed with the SEC on October 2, 2001 and those set forth below.

         Pursuant to Delaware law the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. Under Delaware law, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. However, the liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that any contingency reserves established by the Company will be adequate to cover its expenses and liabilities. The methods used by the Board and management in estimating the value of the Company's net assets do not result in an exact determination of value nor are they intended to indicate definitely the amount of cash a stockholder will receive in liquidation. Some of the Company's assets may be difficult to convert into cash, and the Company cannot assure you that it will receive any material amounts for those assets. The distribution to stockholders may be reduced by the Company's failure to achieve significant value for its non-cash assets.

         Furthermore, while the Company has established reserves for known and unknown liabilities and will continue to review the adequacy of those reserves, uncertainties as to the ultimate amount of its liabilities, including the ongoing class action lawsuits, make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. These costs will reduce the amount of assets available for ultimate distribution to stockholders. The distribution to stockholders may further be reduced by additional liabilities that the Company may incur in winding down the business. The Company cannot assure stockholders that the amount stockholders will receive during liquidation will equal or exceed the price or prices set forth in the Company's estimated liquidation range. See "Legal Proceedings".

         If the Company fails to retain the services of current key personnel, the Plan may not succeed. The success of the Plan depends in large part upon the Company's ability to retain the services of its Chief Executive Officer, Kenneth R. Vines. The retention of Mr. Vines and certain other qualified personnel is particularly difficult under the Company's current circumstances. For this reason and others discussed below, the Company has entered into a retention agreement with Mr. Vines, the Chief Executive Officer. In May 2002, Mr. Vines, accepted a position with EXE Technologies. Mr. Vines has agreed to stay on the Company's Board of Directors and continue to act in the capacity of CEO through the Company's liquidation. No assurance can be made, however, as to Mr. Vines' ability to continue to oversee the liquidation process, especially in light of his new position with EXE Technologies.

         The Company closed its stock transfer books and discontinued recording transfers of common stock at the close of business on January 31, 2002, the Final Record Date fixed by the Board of Directors for filing the Certificate of Dissolution. Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company has been fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignment by will, intestate succession or operation of law. After the Final record Date, the Company will not issue any new stock certificates, other than replacement certificates. It is anticipated that no further trading of the Company's shares will occur on or after the Final Record Date.

         Under the Plan, the Board of Directors may modify, amend or abandon the Plan, notwithstanding stockholder ratification and approval, to the extent permitted by Delaware law. The Company will not Amend or modify the Plan under circumstances that would require additional stockholder solicitations under Delaware law or the Federal securities laws without complying with Delaware law and the Federal securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income the Company receives from its investments without significantly increasing risk. Some of the securities that the Company may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of its investment will probably decline. To minimize this risk, the Company maintains its portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and investment grade non-government debt securities. These securities are of a short-term nature with an immaterial portion invested in long-term securities. As a result, the Company does not believe that near-term changes in interest rates will have a material effect on its future results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                    PAGE
                                                                                                                    ----

Report of Independent Auditors.................................................................................      F-2
Consolidated Statement of Net Assets in Liquidation at December 31, 2001.......................................      F-3
Consolidated Balance Sheet at December 31, 2000................................................................      F-4
Consolidated Statement of Changes in Net Assets in Liquidation
      for the Three Months Ended December 31, 2001.............................................................      F-5
Consolidated Statements of Operations for the years ended December 31, 1999,  2000 and
      for the Nine Months Ended September 30, 2001 (Going Concern Basis).......................................      F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000
      and Nine Months Ended September 30, 2001 (Going Concern Basis)...........................................      F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and for
      the Nine Months Ended September 30, 2001 (Going Concern Basis)...........................................      F-8
Notes to Consolidated Financial Statements.....................................................................      F-10
           10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following table sets forth for all directors and executive officers of the Company, their ages and present positions with the Company as of March 31, 2002.


NAME                                               AGE    POSITION
----                                               ---    --------

Howard "Skip" Speaks........................       54     Chairman of the Board
Kenneth R. Vines............................       57     Chief Executive Officer, Chief Financial Officer and Director
Stanley R. Arthur...........................       66     Director

         In January 2002, all other members of the Board of Directors, with the exception of those noted above, resigned from the Board in connection with the Plan of liquidation.

         Howard "Skip" Speaks served as the Company's President and Chief Executive Officer and as a member of the Company's Board of Directors from September 1999 until August 2001. In August 2001, Mr. Speaks resigned as an officer of the Company but remained on the Company's Board. Prior to joining the Company, he held various positions at Ericsson, a telecommunications company, from August 1986 through September 1999. Mr. Speaks received his B.S. degree in civil engineering from the West Virginia Institute of Technology.

         Kenneth R. Vines was named Chief Executive Officer and a member of the Board of Directors in August 2001. Prior to August 2001, Mr. Vines served as the Company's Senior Vice President and Chief Financial Officer since October 1998. Prior to joining the Company, he was Vice President of Finance for DSC Communications, a telecommunications equipment and software development company, from July 1986 through September 1998. Mr. Vines received his B.B.A. degree from the University of Texas at Arlington and his M.B.A. degree from North Texas State University. In May 2002, Mr. Vines accepted a position as Senior Vice President and Chief Financial Officer of EXE Technologies. Mr. Vines has agreed to stay on the Company's Board of Directors and act in the capacity of Chief Executive Officer through the Company's liquidation and distribution process.

         Stanley R. Arthur has served on the Company's Board of Directors since March 2000. He has been President of Lockheed Martin Missiles and Fire Control-Orlando, a defense contractor, since July 1999. Prior to that, Mr. Arthur was Vice President for Washington Operations for the Lockheed Martin Electronics Sector from September 1996 through July 1999. From July 1995 to September 1996 Mr. Arthur was Vice President for Naval Systems for Lockheed Martin Tactical Systems. From 1957 to 1995 Mr. Arthur held a number of commands with the U.S. Navy, most recently as Vice Chief of Naval Operations. Mr. Arthur received his B.S. degree in Aeronautics from Miami University. Mr. Arthur also earned his B.S. degree in aeronautical engineering from the U.S. Navy Postgraduate School, and received his masters degree in administration from George Washington University.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the form, reports and certificates filed with it by Executive Officers and

Directors of the Company, it believes it has complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation accrued during fiscal years 1999, 2000 and 2001 to the Company's Chief Executive Officers, and each of the Company's other highly compensated executive officers whose annual compensation exceeded $100,000 for fiscal year 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                                          Long-Term
                                                                                                         Compensation    All
                                                                  Annual Compensation($)                  Securities    Other
                                                             ------------------------------------         Underlying    Compen-
Name and Principal Positions                     Year         Salary       Bonus           Other          Options(#)    sation
----------------------------                     ----        --------     -------        --------        ------------   ------

Howard "Skip" Speaks(1)(3)................       1999        $ 92,273     $60,000        $274,050          625,000      $     --
   Former President and Chief Executive          2000         290,000      50,000         386,605          200,000            --
   Officer                                       2001         221,538          --                                        300,000

Mark I. Johnson(2)(4).....................       1999              --          --              --               --            --
   Former Chief Operating Officer                2000         105,000      23,496          65,090          247,500            --
                                                 2001         126,000          --         120,237                             --

Kenneth R. Vines(6).......................       1999         150,000       6,000          72,951(8)        50,000            --
   Chief Executive Officer and                   2000         175,000      43,875              --           90,000            --
   Chief Financial Officer                       2001         195,000                     386,829
                                                                                                                          37,000(7)
Douglas R.B. Campbell(5)..................       1999         106,250       3,000          39,855(8)       150,000            --
   Former Vice President of Sales and            2000         163,462      36,250              --           75,000            --
   Marketing                                     2001         170,000          --         191,529                         82,500(7)

Michael A. Clark(4).......................       1999         140,625       5,000              --           50,000            --
   Vice President of Engineering                 2000         175,000      43,875              --          110,000            --
                                                 2001         126,000          --         152,469                         23,945(7)

Philip C. Gulliford(4)....................       1999         130,000       5,000              --               --            --
   Former Vice President of Advanced             2000         153,385      38,250              --           40,000            --
   Technology                                    2001         109,846          --         110,580                         17,627(7)

(1) Mr. Speaks joined us in September 1999. His annual salary was initially $290,000. In January 2001, Mr. Speaks annual compensation was increased to $350,000. Other annual compensation listed includes a signing bonus Mr. Speaks earned in 1999 in the amount of $250,000, reimbursement for relocation expenses and temporary housing expenses for which the Company reimbursed Mr. Speaks in 1999.

(2) Mr. Johnson joined us in June 2000. His annual salary was $195,000. Other annual compensation listed includes a signing bonus Mr. Johnson earned in 2000 in the amount of $25,000, reimbursement for relocation expenses and temporary housing expenses for which the Company reimbursed Mr. Johnson in 2000.

(3) On August 20, 2001, the date the Company's Plan of Liquidation and Dissolution was approved, Mr. Speaks resigned as an officer. Mr. Speaks remains on the Company's Board. Annual salary for 2001 includes Mr. Speaks salary paid through the date of resignation, and other annual compensation for 2001 includes Mr. Speaks severance payments of twelve months salary and benefits. All other compensation includes a $300,000 note payable by Mr. Speaks to the Company that was forgiven by the Board of Directors at the date of Mr. Speaks resignation.

(4) On August 20, 2001, the date the Company's Plan of Liquidation and Dissolution was approved, Mr. Johnson, Mr. Clark and Mr. Gulliford resigned as officers of the Company. Annual salary for 2001 includes salary paid to these three officers through the date of resignation. Other annual compensation for 2001 includes severance payments of six months salary and benefits and 25% of their annual bonus.

(5) Mr. Campbell was terminated on December 31, 2001. Other annual compensation includes severance payments of six months annual salary and benefits and 25% of annual bonus paid to Mr. Campbell in 2002. Additionally, other annual compensation includes payments made to Mr. Campbell in 2002 of $34,000 under a retention bonus plan and $40,000 under a retention incentive plan.

(6) Other annual compensation for Mr. Vines includes six months salary and benefits, a retention bonus of $150,000 and a retention incentive bonus of $100,000, which was paid to Mr. Vines in January 2002.

(7) Mr. Vines, Mr. Campbell, Mr. Clark and Mr. Gulliford had outstanding notes payable to the Company for a portion of the cost of stock options they had exercised. In August 2001, the Board of Directors approved the forgiveness of the outstanding notes.

(8)      Represents reimbursement for relocation expenses.

OPTION GRANTS IN 2001

         The Company did not grant any stock options to executive officers in 2001.

AGGREGATE OPTION EXERCISES IN 2001 AND VALUES AT DECEMBER 31, 2001

         The following table sets forth information concerning stock options held by the executive officers named in the summary compensation table at December 31, 2001. All stock options have been reported as exercisable because the Company's 1997 Stock Plan allows options to be exercised prior to vesting if the individual exercising options enters into a restricted stock purchase agreement. The value realized upon exercise and the value of unexercised in-the-money options is based on an estimated fair market value per share minus the actual exercise prices. All options were granted under the Company's 1997 Stock Plan. The options vest over periods of four to five years and for some grants sooner if certain performance criteria are met and otherwise generally conform to the terms of the Company's 1997 Stock Plan.


                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                       SHARES                            OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                      ACQUIRED        VALUE         DECEMBER 31, 2001 (#)        DECEMBER 31, 2001 ($)
               NAME                 ON EXERCISE   REALIZED ($)    EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
               ----                 -----------   ------------    -----------   -------------  -----------   -------------
Howard "Skip" Speaks..........          --            --            825,000         --               --           --
Mark I. Johnson...............          --            --            247,500         --               --           --
Kenneth R. Vines..............          --            --            140,000         --               --           --
Douglas R. B. Campbell........          --            --             75,000         --               --           --
Michael A. Clark..............          --                          222,500         --          $42,500           --
Philip C. Gulliford...........          --            --             40,000         --               --           --

EMPLOYMENT AND SEVERANCE AGREEMENTS

         In August 1999, the Company issued an employment offer letter to Mr. Speaks that provided that if he was terminated without cause or involuntarily terminated by us he would receive twelve months salary and benefits and six months of accelerated vesting of his stock options. Per the offer letter, these severance benefits are to cease if Mr. Speaks is employed by another company within twelve months of his termination. In August 2001, Mr. Speaks resigned and, pursuant to the offer letter, the Company paid Mr. Speaks twelve months salary and benefits. Mr. Speaks agreed to remain on the Board of Directors

         Also, the Company has entered into stock option agreements under the Company's 1997 Stock Plan with Mr. Speaks that include a provision providing that the 825,000 options granted to Mr. Speaks thereunder will accelerate and become fully vested in the event of the Company's merger with or into another corporation or a sale of substantially all of the Company's assets (a "change of control"). Since sale of the Company's assets, as contemplated by the Plan, qualifies as a change of control, Mr. Speaks options have now become fully vested. Mr. Speaks has further agreed that for one year after a change of control he will not directly or indirectly engage in the financing, operation, management or control of any business that competes with the Company.

         In September 1998, the Company issued an employment offer letter to Mr. Vines that provides that in the event that he is terminated without cause he will receive six months salary and 25% of his annual bonus. Mr. Vines' options and shares of restricted stock will continue to vest during this six month period. These severance benefits will cease if Mr. Vines is employed by another company within six months of his termination. Also, Mr. Vines would receive six months salary, benefits and bonus in the event that he is terminated without cause within one year of a change in control.

          The Company also have entered into stock option agreements under the Company's 1997 Stock Plan with Mr. Vines that include a provision providing that the 150,000 shares of restricted stock and the 140,000 options granted to Mr. Vines pursuant to the terms of the 1997 Stock Plan will accelerate and become fully vested upon a change in control. Since sale of the Company's assets, as contemplated by the Plan, qualifies as a change of control, Mr. Vines options and restricted shares have now become fully vested. The Company agreed to loan Mr. Vines 50% of the money required to exercise the option pursuant to which he was granted his restricted shares, which loan has now been forgiven. See "Related Party Transactions."

         The Company also issued employment letters to Messrs. Campbell, Clark and Gulliford, which letters provide that in the event of their termination without cause they will receive six months salary and 25% of their annual bonus. These severance benefits will cease if they are employed by another company within six months of their termination. Also, Mr. Campbell and Mr. Clark will receive six months salary, benefits and bonus in the event that they are terminated without cause within one year of a change in control. Mr. Clark and Mr. Gulliford resigned in August 2001 and the Company paid these individuals six months salary and benefits and 25% of their annual salaries. Mr. Campbell was terminated at the end of 2001, and the Company paid him six months salary and benefits and 25% of his annual salary.

         In addition, the Company has entered into stock option agreements under the Company's 1997 Stock Plan with each of Messrs. Campbell, Clark and Gulliford for 75,000, 222,500 and 40,000 options, respectively, that include a provision providing that these options will accelerate and become fully vested upon a change in control. Similarly, the 150,000 shares of restricted stock granted pursuant to Mr. Campbell under the Company's 1997 Stock Plan will also accelerate and become fully vested upon change of control. Since sale of the Company's assets, as contemplated by the Plan, qualifies as a change of control, all of these options and restricted shares have now become fully vested.

         In May 2000, the Company has issued an employment offer letter to Mr. Johnson that provides that if he is terminated without cause by the Company at any time, or by the Company or a successor within the twelve months following a change of control, he will receive six months salary, enhanced monthly severance payments based on 25% of his then annual target bonus, and a prorated portion of such bonus. Mr. Johnson was resigned in August 2001, and the Company paid him six months salary and benefits and 25% of his annual salary

          The Company also has entered into stock option agreements under the Company's 1997 Stock Plan with Mr. Johnson that include a provision providing that the 247,500 options granted to Mr. Johnson thereunder will accelerate and become fully vested upon a change in control. Since sale of the Company's assets, as contemplated by the Plan, qualifies as a change of control, Mr. Johnson options and restricted shares have now become fully vested. Mr. Johnson did not exercise any vested stock options subsequent to his resignation.

         In August 2001, the Board of Directors authorized the Company to enter into a retention agreement with Mr. Vines to provide him with incentives to remain with the Company and maximize the value of the Company's business and its assets in the event of a change of control or the liquidation, dissolution or winding up of the Company. Pursuant to his retention agreement, Mr. Vines is entitled to a retention bonus of $150,000 in addition to the severance payments provided in his employment offer letter. Half of the retention bonus was paid to Mr. Vines upon his assuming the position of Chief Executive Officer of the Company in August 2001 and the remaining $75,000 payable to him upon a change of control or dissolution of the Company.

         The Company also entered into a retention agreement with Mr. Campbell, providing a retention bonus of $34,000 upon a change of control in or dissolution of the Company, in addition to his severance payments provided in his employment offer letter.

         In order to provide additional incentives to Mr. Vines, Mr. Campbell and eight other employees of the Company to maximize proceeds to be distributed to the Company's stockholders in event of a liquidation and dissolution or in the event of a change of control, the Board also approved a bonus pool based on the projected total per share distribution to stockholders to be determined at the time of the initial distribution or the per share value to the stockholders in a change of control. Mr. Vines is entitled to receive 25% and Mr. Campbell 15% of the cash set aside in this bonus pool. The remainder of the cash in the bonus pool will be distributed among the remaining Company employees.

         Mr. Campbell was terminated at the end of 2001, and the Company paid him his retention bonus and a retention incentive of $40,000, in addition to six-months salary and benefits and 25% of his annual bonus in 2002.

         In January 2002, the Board approved a new compensation plan for Mr. Vines for 2002. Since it is expected that the CEO requirements for the Company in 2002 will diminish during the liquidation process, the new compensation plan reduces Mr. Vines required availability throughout 2002 and, accordingly, Mr. Vines' compensation declines throughout the year. Mr. Vines' total salary for 2002 will be $133,000, and he will receive no benefits. The Company also agreed to pay Mr. Vines in January 2002 the severance payments described in his employment offer letter dated in October 1998, the remaining $75,000 owed to Mr. Vines under a retention bonus agreement and $100,000 under a retention incentive plan approved by the Board in 2001. In May 2002, Mr. Vines accepted a position as Senior Vice President and Chief Financial Officer of EXE Technologies. Mr. Vines has agreed to stay on the Company's Board of Directors and continue to act in the capacity of Chief Executive Officer through the Company's liquidation and distribution process.

DIRECTOR COMPENSATION

         The Company reimburses its directors who are not officers or employees for expenses incurred in attending any Board of Directors or committee meeting. Directors who are also the Company's officers or employees are not reimbursed for expenses incurred in attending Board of Directors or committee meetings. In October 1999, the Company's stockholders approved grants of options to purchase 10,000 shares of common stock vesting annually in equal installments over four years to each of the Company's non-employee directors. In October 1999, the stockholders also approved guidelines for future grants of stock options. These guidelines provide that non-employee directors would receive 10,000 shares vesting annually in equal installments over four years, granted in conjunction with the completion of the Company's initial public offering in July 2000. In addition, all non-employee directors will receive 5,000 shares vesting annually in equal installments over four years which are to be granted on the date of each annual meeting of stockholders. No stock options were granted for directors during 2001.

         Employee directors who meet the eligibility requirements may participate in the Company's 1997 Stock Plan.

         The Company renewed its directors and officers indemnification insurance coverage and extended the coverage for the additional 3 years on January 31, 2002.

                      REPORT OF THE COMPENSATION COMMITTEE

                           OF THE BOARD OF DIRECTORS

         The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during the fiscal year ended December 31, 2001. Actual compensation earned during fiscal 2001 by the named executive officers is shown in the Summary Compensation Table above under "Executive Compensation."

INTRODUCTION

         Prior to adoption of the Plan, the Compensation Committee of the Board of Directors established the general compensation policies of the Company, and established the compensation plans and specific compensation levels for executive officers. The Committee strived to ensure that the Company's executive compensation programs would enable the Company to attract and retain key people and motivate them to achieve or exceed certain key objectives of the Company by making individual compensation directly dependent on the Company's achievement of certain financial goals, such as profitability and asset management and by providing rewards for exceeding those goals. Since adoption of the Plan, the Board of Directors has taken over the duties of the Compensation Committee.

COMPENSATION PROGRAMS

         Base Salary. Prior to the Adoption of the Plan, the Committee established base salaries for executive officers. Base pay increases varied according to individual contributions to the Company's success and comparisons to similar positions within the Company and at other comparable companies.

         Bonuses. Each executive officer was evaluated individually to determine a bonus for the fiscal year based on performance criteria given to each executive officer prior to the fiscal year. These criteria included milestones in such executive's area of responsibility as well as with respect to the Company's financial performance generally.

         Stock Options. The Committee believed that stock options provide additional incentive to officers to work towards maximizing stockholder value. Prior to the Plan adoption, these options were provided through initial grants at or near the date of hire and through subsequent periodic grants. Generally, options become exercisable over four to five year periods, and in some cases sooner if certain performance criteria are met, Options granted by the Company to its executive officers and other employees have exercise prices equal to the fair market value at the time of grant. This approach is designed to focus executives on the enhancement of stockholder value over the long term and encourage equity ownership in the Company. Options vest and become exercisable at such time as determined by the Board. The initial option grant was designed to be competitive with those of comparable companies for the level of the job that the executive holds and motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in the Company's stock price over time. Periodic additional stock options within the comparable range for the job were granted to reflect the executives' ongoing contributions to the Company, to create an incentive to remain at the Company and to provide a long-term incentive to achieve or exceed the Company's financial goals.

         Other. In addition to the foregoing, prior to the Plan adoption , officers participated in compensation plans available to all employees, such as participation in both the Company's 401(k) Savings Plan and Employee Stock Purchase Plan.

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

COMPENSATION AFTER THE ADOPTION OF THE PLAN
         Since the adoption of the Plan, the Board has attempted to compensate Mr. Vines, the Chief Executive Officer, in a manner that will maximize the distribution to be paid to stockholders in liquidation.


                                    Respectfully Submitted By:

                                    BOARD OF DIRECTORS

                                    Howard Speaks

                                    Stan Arthur

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 31, 2002, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 35,185,213 shares of Common Stock outstanding as of January 31, 2002. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


                                                                          SHARES BENEFICIALLY
NAME OR GROUP OF BENEFICIAL OWNERS                                               OWNED                PERCENT OF TOTAL
----------------------------------                                        -------------------         ----------------
Bandel L. Carano (1).............................................               3,950,285                   11.2%
Entities affiliated with Oak Investment Partners (2).............               3,930,285                   11.2
   525 University Avenue, Suite 1300
   Palo Alto, CA 94301
International Business Machines Corporation......................               2,750,000                    7.8
   North Castle Drive
   Armonk, NY 10504
James Wei (3)....................................................               2,528,170                    7.2
Entities affiliated with Worldview Technology Partners (4).......               2,508,170                    7.1
   435 Tasso Street, Suite 120
   Palo Alto, CA 94301
Double Play Partners Limited Partnership.........................               2,254,900                    6.4
   1391 Main St.
   Springfield, MA  01103
James F. Gibbons (5).............................................                 120,000                     (*)
Lockheed Martin Corporation......................................               2,000,000                    5.7
   5600 Sand Lake Road
   Orlando, FL 32819
Entities affiliated with Bessemer Venture Partners (6)...........                 950,850                    2.7
   1400 Old County Road
   West Bury, NY 11590
Arjun Gupta (7)..................................................               1,505,714                    4.3
Entities affiliated with TeleSoft Partners (8)...................               1,485,714                    4.2
   1450 Fashion Island Boulevard, Suite 610
   San Mateo, CA 94404
Howard "Skip" Speaks (9).........................................                 825,625                    2.3
Robert P. Goodman (10)...........................................                  10,000                     (*)
Michael A. Clark (11)............................................                 409,124                    1.2
Kenneth R. Vines (12)............................................                 297,125                     (*)
Mark I. Johnson (13).............................................                 248,125                     (*)
Philip C. Gulliford (14).........................................                  41,000                     (*)
Douglas R.B Campbell (15)........................................                  95,000                     (*)
Stanley R. Arthur................................................                      --                      --
All directors and executive officers as a group
   (12 persons)..................................................              10,030,168                   31.2
*Less than 1% of outstanding shares of common stock

---------
(1) Includes 3,930,285 shares held by the entities listed in note 2 below. Mr. Carano is a general partner of the entities listed in note 2 below. Mr. Carano disclaims beneficial ownership of the shares held by the entities listed in note 2 below except to the extent of his direct pecuniary interest in these shares. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of January 31, 2002.

(2) Includes 3,833,993 shares held by Oak Investment Partners VII, Limited Partnership and 96,292 shares held by Oak VII Affiliates Fund, Limited Partnership.

(3) Includes 2,508,174 shares held by the entities listed in note 4 below. Mr. Wei is a general partner of the entities listed in note 4 below. Mr. Wei disclaims beneficial ownership of the shares held by the entities listed in note 4 below except to the extent of his direct pecuniary interest in these shares. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of January 31, 2002.

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

(5) Does not include 2,000,000 shares held by Lockheed Martin Corporation of which Mr. Gibbons is a director and disclaims beneficial ownership. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of January 31, 2002.

(6) Includes 114,240 shares held by Bessemer Venture Investors L.P., 305,569 shares held by Bessemer Venture Partners IV, L.P., 485,570 shares held by Bessec Ventures IV L.P. and 45,451 shares held by BVP IV Special Situations L.P.

(7) Includes 1,485,714 shares held by the entities listed in note 10 below. Mr. Gupta is the President of the general partner of TeleSoft Partners IA, L.P. and the Executive Manager of TeleSoft Partners, L.P.'s general partner, which has the power to direct the voting of the shares held by Deutsche Bank Securities Inc. , pursuant to a management agreement. Mr. Gupta disclaims beneficial ownership of the shares held by the entities listed in note 10 below except to the extent of his direct pecuniary interest in these shares. Includes 20,000 shares issuable upon the exercise of options exercisable within sixty days of January 31, 2002.

(8) Includes 1,165,714 shares held by TeleSoft Partners IA, L.P., 200,000 shares held by TeleSoft Partners, L.P., 53,500 shares held by Deutsche Bank Securities Inc., and 66,500 shares held by TeleSoft
         Coinvestments, L.P.

(9) Includes 825,000 shares issuable upon the exercise of options exercisable within sixty days of January 31, 2002.

(10) Mr. Goodman is a member of the management company that manages the entities listed in note 8 above. However, Mr. Goodman is not listed as the beneficial owner of the shares held by the entities listed in note 8 above because he has no pecuniary or voting interest in the shares as they are held by entities established prior to his becoming affiliated with Bessemer. Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days of January 31, 2002.

(11) Includes 160,162 shares of common stock issuable upon the exercise of options exercisable within 60 days of January 31, 2002.

(12) Includes 56,500 shares held by entities affiliated with Mr. Vines. Includes 140,000 shares of common stock issuable upon the exercise of options exercisable within sixty days of January 31, 2002.

(13) Includes 247,500 shares issuable upon the exercise of options exercisable within 60 days of January 31, 2002.

(14) Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days of January 31, 2002.

(15) Includes 75,000 shares issuable upon the exercise of options exercisable within 60 days of January 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

         Since the Company's inception, and during the last fiscal year, Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, has provided legal services to us. Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, in addition to individual members of and persons associated with Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, beneficially owns an aggregate of 53,441 shares of the Company's Common Stock.

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

STOCK OPTION GRANTS TO OFFICERS AND DIRECTORS

         During fiscal 2001, the Company did not grant any options to purchase the Company's Common Stock to its officers, directors or stockholders who beneficially own 5% or more of its Common Stock.

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements with each of its directors and officers. Such indemnification agreements will require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law. These agreements, among other things, indemnify its directors and executive officers for certain expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any director or executive officer in any action or proceeding, including any action by or in its right arising out of that person's services as a director, officer, employee, agent or fiduciary for the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the Company's request. The agreements do not provide for indemnification in cases where

         -        the claim is brought by the indemnified party;

         -        the indemnified party has not acted in good faith;

         - the expenses have been paid directly to the indemnified party under a policy of officers' and directors' insurance maintained by the Company; or

         -        the claim arises under Section 16(b) of the Exchange Act.

         The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. It is the position of the SEC that indemnification for liabilities arising under federal or state securities laws is against public policy and not enforceable.

INVESTOR RIGHTS AGREEMENT

         Pursuant to a registration rights agreement the Company entered into with holders of 24,397,414 shares of the Company's common stock, and the holders of all outstanding warrants, the holders of these shares are entitled to registration rights regarding these shares. The registration rights provide that if the Company propose to register any securities under the Securities Act, either for the Company's own account or for the account of other security holders exercising registration rights, they are entitled to notice of the registration and are entitled to include shares of their common stock in the registration. This right is subject to conditions and limitations, including the right of the underwriters in an offering to limit the number of shares included in the registration. The holders of these shares may also require us to file up to two registration statements under the Securities Act at the Company's expense with respect to their shares of common stock. The Company is required to use the Company's best efforts to effect this registration, subject to conditions and limitations. Furthermore, the holders of these shares may require us to file additional registration statements on Form S-3, subject to conditions and limitations. These rights terminate on the earlier of five years after the effective date of the Company's initial periodic offering, the date on which all securities holding registration rights have been sold, or when a holder is able to sell all its shares pursuant to Rule 144 under the Securities Act in any 90-day period.

OTHER MATERIAL TRANSACTIONS

         The Company entered into agreements with Lockheed Martin relating to the design and development of the MMIC technology and transceiver module in the Company's products. Under these agreements the Company paid Lockheed Martin on a cost reimbursable basis, including its fee, for production services performed thereunder. Additionally, the Company paid Lockheed Martin for specified costs related to the continued development of the Company's products. In 2000, the value of these payments to Lockheed Martin was approximately $9,600,000. Lockheed Martin is a holder of more than 5% of the Company's capital stock. James Gibbons, who was one of the Company's former directors in 2001, is a director of Lockheed Martin. Stanley Arthur, one of the Company's directors, is an officer of Lockheed Martin Missiles and Fire Control -- Orlando, a division of Lockheed Martin. These agreements were terminated at the end of 2000.

         In December 1999, the Company entered into a supply agreement with Advanced Radio Telecom under which Advanced Radio Telecom (ART) purchased products in excess of 10% of the Company's revenue for 2000. ART declared bankruptcy in the first quarter of 2001 and the Company wrote off $2.7 million of unpaid receivables during 2001. Entities associated with Oak Investment Partners, of which Bandel Carano, one of the Company's former directors, is a general partner, Worldview Technology Partners, of which James Wei, one of the Company's former directors, is a general partner, and other stockholders of the Company own stock of Advanced Radio Telecom. Mr. Carano, one of the Company's former directors, is a director of Advanced Radio Telecom.

         In February 2000, the Company entered into a value added reseller agreement with CommVerge Solutions. Investors in CommVerge Solutions include entities associated with Oak Investment Partners, of which Bandel Carano, one of the Company's former directors, is a general partner and Worldview Technology Partners, of which James Wei, one of the Company's former directors, is a general partner. Mr. Wei, one of the Company's former directors, is also a director of CommVerge Solutions. During 2000 the Company supplied CommVerge Solutions with products in excess of 10% of the Company's revenue under this agreement.

         During 2000 and 2001, the Company supplied modem chips and engineering design services in an amount in excess of 10% of the Company's revenue to Kestrel Solutions. Investors in Kestrel Solutions include entities associated with Worldview Technology Partners, of which James Wei, one of the Company's former directors, is a general partner.

INDEBTEDNESS OF MANAGEMENT

         In October 1999, the Company made an interest free loan in the principal amount of $300,000 to Mr. Speaks, the Company's President and Chief Executive Officer, which was secured by Mr. Speaks' options and specified real estate. The loan was payable on September 30, 2004 or within one year of the termination of his employment with the Company, and was to be paid prior to this date on a dollar for dollar basis out of any proceeds received by Mr. Speaks as a result of sale of shares of common stock by him. The Board approved the forgiveness in August 2001.

         In June 1999, the Company made two separate loans in the principal amounts of $62,500 and $25,000, respectively, to Mr. Campbell, one of the Company's executive officers, each of which accrued interest at a rate equal to 5.1% per annum compounded annually. Each loan was secured by shares of the Company's restricted stock purchased by Mr. Campbell using the proceeds of the loans. The loans were payable on June 30, 2004, or, at the Company's option, within thirty days of the termination of his employment with the Company. The Board approved the forgiveness of the note payable by Mr. Campbell in August 2001.

         In January 1999, the Company made a loan in the principal amount of $18,750 to Mr. Goodman, the former Chairman of the Company's Board of Directors. In December 1999, the Company made a second loan to Mr. Goodman in the principal amount of $150,000. Both loans accrued interest at a rate equal to 5.1% per annum compounded annually and each of which was secured by shares of the Company's restricted stock purchased by Mr. Goodman using the proceeds of the loans. The loan made in January 1999 was payable on January 31, 2004, or, at the Company's option, within thirty days of his ceasing to be Chairman of the Company's Board of Directors. The loan made in December 1999 was payable in December 31, 2004, or, at the Company's option, within thirty days of his ceasing to provide services to the Company. The Board approved the forgiveness of the note payable by Mr. Goodman in August 2001.

         Additionally, in August 2001, the Board approved the forgiveness of notes payable to the Company by Mr. Vines, Mr. Clark and Mr. Gulliford of $37,500, $23,945 and $17,627 respectively.

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

2.1**           Plan of Liquidation

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

10.6+           License Agreement with Lockheed Martin Corporation dated June 12, 1997

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

10.10.+**       Supply Agreement with Advanced Radio Telecom dated December 23, 1999

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

10.24***        Asset Purchase Agreement with CarrierComm, Inc. dated March 15, 2002

21.1            List of subsidiaries of the Registrant

23.1            Consent of Ernst & Young LLP, Independent Certified Public Accountants

24.1            Power of Attorney (see page 43 of this filing)


+ Triton has requested and been granted confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.

** Incorporated by reference from the Company's registration statement on Form S-1, registration number 333-31434, declared effective by the Securities and Exchange Commission on July 12, 2000.

*** Incorporated by reference from the Company's Form 8-K, filed separately with the Commission on March 29, 2002.

b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TRITON NETWORK SYSTEMS, INC.

                                    By:    /s/ KENNETH R. VINES
                                       ----------------------------------------
                                       Kenneth R. Vines
                                       Chief Executive Officer and
                                       Chief Financial Officer

Dated:  July 3, 2002

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


        SIGNATURE                                         TITLE                                DATE

 /s/ HOWARD "SKIP" SPEAKS              Chairman of the Board of Directors                  July 3, 2002
---------------------------
   Howard "Skip" Speaks

  /s/ KENNETH R. VINES                 Chief Executive Officer (Principal                  July 3, 2002
---------------------------            Executive Officer)
    Kenneth R. Vines

  /s/ STANLEY R. ARTHUR                Director                                            July 3, 2002
---------------------------
   Stanley R. Arthur

                          TRITON NETWORK SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    Page
                                                                                                                    ----

Report of Independent Auditors.................................................................................      F-2
Consolidated Statement of Net Assets in Liquidation at December 31, 2001.......................................      F-3
Consolidated Balance Sheet at December 31, 2000 ...............................................................      F-4
Consolidated Statement of Changes in Net Assets in Liquidation
      for the Three Months Ended December 31, 2001.............................................................      F-5
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and
      for the Nine Months Ended September 30, 2001 (Going Concern Basis).......................................      F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and
      for the Nine Months Ended September 30, 2001 (Going Concern Basis).......................................      F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and
      for the Nine Months Ended September 30, 2001 (Going Concern Basis).......................................      F-8
Notes to Consolidated Financial Statements.....................................................................     F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Triton Network Systems, Inc.

We have audited the accompanying consolidated balance sheet of Triton Network Systems, Inc. and subsidiaries as of December 31, 2000, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the nine month period ended September 30, 2001. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2001 and the related consolidated statement of changes in net assets in liquidation for the three month period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the stockholders of Triton Network Systems, Inc. approved a plan of complete liquidation and dissolution of the Company. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triton Network Systems, Inc. and subsidiaries as of December 31, 2000, the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and for the nine month period ended September 30, 2001, its consolidated net assets in liquidation as of December 31, 2001 and the consolidated changes in net assets in liquidation for the three month period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.

Orlando, Florida
June 24, 2002

                          TRITON NETWORK SYSTEMS, INC.

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

                                DECEMBER 31, 2001



ASSETS
    Cash and cash equivalents..................        $       18,913,364
    Short-term investments.....................                15,690,415
    Receivables................................                 3,597,746
    Prepaid expenses...........................                   525,073
    Other assets...............................                   521,350
                                                       ------------------
         Total assets..........................                39,247,948
LIABILITIES
    Accounts payable...........................        $        1,307,940
    Accrued compensation.......................                 1,246,698
    Other accrued expenses.....................                   885,571
    Accrued vendor settlement costs............                   500,000
    Accrued litigation costs...................                 5,500,000
                                                       ------------------
         Total liabilities.....................                 9,440,209

NET ASSETS IN LIQUIDATION......................        $       29,807,739
                                                       ==================

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000




ASSETS
Current assets:
    Cash and cash equivalents..........................           $       48,524,616
    Short-term investments.............................                   30,372,228
    Receivables........................................                    5,262,893
    Inventory..........................................                   17,750,902
    Other current assets...............................                      557,414
                                                                  ------------------
         Total current assets..........................                  102,468,053
Property and equipment, net............................                   19,213,463
Restricted cash........................................                    1,143,315
Intangible assets......................................                   32,989,431
Other non-current assets...............................                      941,444
                                                                  ------------------
         Total assets..................................           $      156,755,706
                                                                  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................           $        5,838,337
    Accrued compensation...............................                    2,507,091
    Other accrued expenses.............................                    5,430,818
    Current portion of capital leases..................                    2,170,768
    Current portion of notes payable...................                    1,404,555
                                                                  ------------------
         Total current liabilities.....................                   17,351,569
Capital leases, net of current portion.................                    2,103,802
Notes payable, net of current portion..................                    4,653,764

Stockholders' equity:
    Common stock, $.001 par value; 120,000,000
       shares authorized, 34,937,299 shares issued
       and outstanding at December 31, 2000............                       63,225
    Additional paid-in capital.........................                  235,097,372
    Notes receivable from stockholders.................                     (431,624)
    Deferred compensation..............................                   (2,326,855)
    Accumulated deficit................................                  (99,755,547)
                                                                  -------------------
         Total stockholders' equity....................                  132,646,571
                                                                  ------------------
         Total liabilities and stockholders'
           equity......................................           $      156,755,706
                                                                  ==================

See accompanying notes

                          TRITON NETWORK SYSTEMS, INC.

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

              PERIOD FROM OCTOBER 1, 2001 THROUGH DECEMBER 31, 2001





Net assets in liquidation as of October 1, 2001........         $       35,665,434

Changes in net assets in liquidation:
    Litigation settlement costs, net of recovery ......                 (3,020,000)
    Ongoing costs incurred during liquidation .........                 (2,036,403)
    Interest income....................................                    194,922
    Adjust assets and liabilities to fair value........                   (996,214)
                                                                -------------------

    Total changes in net assets in liquidation.........                 (5,857,695)
                                                                -------------------

Net assets in liquidation as of December 31, 2001......         $       29,807,739
                                                                ==================

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   NINE MONTHS
                                                                                                     ENDED
                                                                   YEAR ENDED DECEMBER 31,        SEPTEMBER 30,
                                                                    1999             2000             2001
                                                                ------------     ------------     -------------

Revenues:
   Products ................................................    $         --     $ 24,719,511     $   7,025,879
   Services ................................................              --        1,518,230         3,307,676
                                                                ------------     ------------     -------------
        Total revenues .....................................              --       26,237,741        10,333,555
Cost of revenues:
   Provision for estimated excess inventory ................              --               --        24,520,253
   Special inventory component write-off ...................              --        1,189,634                --
   Other ...................................................              --       25,877,457        10,184,099
                                                                ------------     ------------     -------------
        Total cost of revenues .............................              --       27,067,091        34,704,352
                                                                ------------     ------------     -------------
Gross profit (loss) ........................................              --         (829,350)      (24,370,797)
Operating expenses:
   Manufacturing and operations ............................       7,989,575               --                --
   Research and development ................................      12,631,231       22,939,352         9,822,018
   Selling and marketing ...................................       6,111,074       12,144,100         4,461,434
   General and administrative ..............................       4,473,094        7,130,728         3,331,362
   Provision for doubtful accounts receivable ..............              --               --         2,700,000
   Severance and related costs .............................              --               --         5,485,788
   Provision for asset impairment losses, primarily
     property and equipment ................................              --               --        13,006,976
   Impairment losses and amortization of goodwill .........              --               --        32,341,431
    Lease termination costs ................................              --               --         2,396,255
   Amortization of deferred compensation ...................       1,560,877        1,594,493         2,326,855
                                                                ------------     ------------     -------------
        Total operating expenses ...........................      32,765,851       49,630,339       (75,872,116)
                                                                ------------     ------------     -------------

Loss from operations .......................................     (32,765,851)     (50,459,689)     (100,242,913)
Other income (expenses):
   Interest income .........................................       1,336,744        3,681,540         2,217,996
   Interest and other expense ..............................        (424,830)      (1,424,692)       (1,243,090)
                                                                ------------     ------------     -------------
        Total other income .................................         911,914        2,256,848           974,906
                                                                ------------     ------------     -------------
Net loss before extraordinary loss .........................     (31,853,937)     (48,202,841)      (99,268,007)
Extraordinary loss on early retirement of debt .............              --               --          (768,012)
                                                                ------------     ------------     -------------
Net loss ...................................................    $(31,853,937)    $(48,202,841)    $(100,036,019)
                                                                ============     ============     =============

Net loss per share--basic and diluted
   Net loss before extraordinary loss ......................    $      (6.67)    $      (2.51)    $       (2.86)
   Extraordinary loss on early retirement of debt ..........              --               --              (.02)
                                                                ------------     ------------     -------------
     Net loss ..............................................    $      (6.67)    $      (2.51)    $       (2.88)
                                                                ============     ============     =============
Shares used in per share calculations--
   basic and diluted .......................................       4,776,567       19,191,226        34,724,045
                                                                ============     ============     =============

Pro forma net loss per common share - basic and diluted:
   Net loss before extraordinary loss ......................    $      (1.64)    $      (1.61)    $       (2.86)
   Extraordinary loss on early retirement of debt ..........              --               --              (.02)
                                                                ------------     ------------     -------------
     Net loss ..............................................    $      (1.64)    $      (1.61)    $       (2.88)
                                                                ============     ============     =============
   Shares used in per share calculations--
     basic and diluted .....................................      19,400,204       29,928,655        34,724,045
                                                                ============     ============     =============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               CONVERTIBLE
                                             PREFERRED STOCK                  COMMON STOCK             ADDITIONAL
                                          SHARES            PAR           SHARES          PAR           PAID-IN
                                       OUTSTANDING         VALUE        OUTSTANDING      VALUE          CAPITAL
                                       -----------     ------------     -----------     --------     -------------
Balances at January 1, 1999 .......     11,663,000           23,326       6,241,049       12,482        42,402,456
 Issuance of Series B preferred
   stock, net of expenses .........      2,090,969            4,182              --           --        10,427,407
 Issuance of Series C preferred
   stock, net of expenses .........      5,052,500           10,105              --           --        50,464,895
 Issuance of common stock upon
   exercise of stock options ......             --               --         682,575        1,365           764,947
 Repurchase of common stock .......             --               --        (127,792)        (255)          (64,791)
 Deferred compensation related
   to stock option grants .........                                                                      1,372,040
 Amortization of deferred
   compensation ...................
 Net loss .........................             --               --              --           --                --
                                       -----------     ------------     -----------     --------     -------------
Balances at December 31, 1999 .....     18,806,469           37,613       6,795,832       13,592       105,366,954
 Issuance of Series C preferred
   stock ..........................      2,750,000            5,500              --           --        41,244,500
 Conversion of preferred stock
   to common stock ................    (21,556,469)         (43,113)     21,556,469       43,113                --
 Issuance of common stock .........             --               --       6,640,888        6,609        86,212,289
 Issuance of common stock upon
   exercise of stock options ......             --               --          63,290           88            62,736
 Repurchase of common stock .......             --               --        (119,180)        (177)          (49,741)
 Other ............................             --               --              --           --           265,284
 Deferred compensation related
   to stock option grants .........             --               --              --           --         1,995,350
 Amortization of deferred
   compensation ...................
 Net loss .........................
                                       -----------     ------------     -----------     --------     -------------
Balance at December 31, 2000 ......             --     $         --      34,937,299     $ 63,225     $ 235,097,372
 Issuance of common stock under
   Employee Stock Purchase Plan ...             --               --         113,048          113           196,258
 Issuance of common stock upon
   exercise of stock options ......             --               --          55,468           55            27,365
 Repurchase of common stock .......             --               --         (33,189)         (66)          (17,322)
 Other ............................             --               --              --           --            90,000
 Repayment of notes receivables ...             --               --              --           --                --
 Forgiveness of notes receivables .             --               --              --           --                --
 Amortization of deferred
   compensation ...................             --               --              --           --                --
 Net loss .........................             --               --
                                       -----------     ------------     -----------     --------     -------------
Balance at September 30, 2001 .....             --     $         --      35,072,626     $ 63,327     $ 235,393,673
                                       ===========     ============     ===========     ========     =============

                                                               NOTES
                                                            RECEIVABLE
                                            DEFERRED           FROM          ACCUMULATED
                                         COMPENSATION      STOCKHOLDERS        DEFICIT            TOTAL
                                         -------------     ------------     -------------     -------------
Balances at January 1, 1999 .......         (2,114,835)        (200,474)      (19,698,769)       20,424,186
 Issuance of Series B preferred
   stock, net of expenses .........                                  --                --        10,431,589
 Issuance of Series C preferred
   stock, net of expenses .........                                  --                --        50,475,000
 Issuance of common stock upon
   exercise of stock options ......                            (441,150)               --           325,162
 Repurchase of common stock .......                              35,000                --           (30,046)
 Deferred compensation related
   to stock option grants .........         (1,372,040)
 Amortization of deferred
   compensation ...................          1,560,877                                            1,560,877
 Net loss .........................                 --               --       (31,853,937)      (31,853,937)
                                         -------------     ------------     -------------     -------------
Balances at December 31, 1999 .....         (1,925,998)        (606,624)      (51,552,706)       51,332,831
 Issuance of Series C preferred
   stock ..........................                                  --                --        41,250,000
 Conversion of preferred stock
   to common stock ................                 --               --                --                --
 Issuance of common stock .........                                  --                --        86,218,898
 Issuance of common stock upon
   exercise of stock options ......                                  --                --            62,824
 Repurchase of common stock .......                             175,000                --           125,082
 Other ............................                                  --                --           265,284
 Deferred compensation related
   to stock option grants .........         (1,995,350)              --                --                --
 Amortization of deferred
   compensation ...................          1,594,493                                            1,594,493
 Net loss .........................                                           (48,202,841)      (48,202,841)
                                         -------------     ------------     -------------     -------------
Balance at December 31, 2000 ......      $  (2,326,855)    $   (431,624)    $ (99,755,547)    $ 132,646,571
 Issuance of common stock under
   Employee Stock Purchase Plan ...                 --               --                --           196,371
 Issuance of common stock upon
   exercise of stock options ......                 --               --                --            27,420
 Repurchase of common stock .......                 --               --                --           (17,388)
 Other ............................                 --               --                --            90,000
 Repayment of notes receivables ...                 --            6,318                --             6,318
 Forgiveness of notes receivables .                 --          425,306                --           425,306
 Amortization of deferred
   compensation ...................          2,326,855               --                --         2,326,855
 Net loss .........................                 --               --      (100,036,019)     (100,036,019)
                                         -------------     ------------     -------------     -------------
Balance at September 30, 2001 .....      $          --      $        --     $(199,791,566)    $  35,665,434
                                         =============     ============     =============     =============

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 NINE MONTHS
                                                                                                    ENDED
                                                              YEAR ENDED DECEMBER 31,           SEPTEMBER 30,
                                                              1999               2000                2001
                                                          ------------       ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ........................................      $(31,853,937)      $(48,202,841)      $(100,036,019)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ...................         1,444,608          4,510,086           4,598,642
   Write down of assets ............................                --                 --          14,062,945
   Write down and amortization of
     intangible assets .............................                --          5,821,666          32,989,431
   Amortization of deferred
     compensation ..................................         1,560,877          1,594,493           2,326,855
   Forgiveness of debt .............................                --                 --             425,306
   Inventory provision .............................                --                 --          21,620,253
   Provision for doubtful accounts
     receivable ....................................                --                 --           2,700,000
   Other ...........................................                --            323,629                  --
   Changes in operating assets and
     liabilities, net of effects of
     acquisition in 2000:
     (Increase) Decrease in trade and other
       receivables .................................                --         (5,262,893)            512,636
     Increase in inventory .........................        (7,244,874)        (9,916,719)         (4,469,351)
     (Increase) Decrease in other current assets ...          (823,344)           242,452            (652,096)
     (Increase) Decrease in restricted cash
       and other non-current assets ................        (1,215,266)          (882,067)          1,775,192
     Increase (Decrease) in accounts payable,
       accrued compensation and other
       accrued expenses ............................         6,656,892          4,923,631          (7,115,248)
                                                          ------------       ------------       -------------
Net cash used in operating
       activities ..................................       (31,475,044)       (46,848,563)        (31,261,454)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases  of capital assets .......................        (4,501,112)       (11,021,899)         (1,156,557)
Sales (purchases) of short-term investments ........       (11,003,876)       (30,372,228)          1,253,702
                                                          ------------       ------------       -------------
Net cash provided by (used in) investing
   activities ......................................         6,502,764        (41,394,127)             97,145
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred
   and common stock ................................        61,201,706         86,231,804             296,403
Proceeds from notes payable ........................           461,789          6,576,133           1,090,354
Proceeds from stockholder ..........................                --                 --               6,318
Payments on capital leases and
   notes payable ...................................          (884,694)        (2,170,910)        (10,841,416)
                                                          ------------       ------------       -------------
Net cash provided by (used in) financing
   activities ......................................        60,778,801         90,637,027          (9,448,341)
Net increase (decrease) in cash and cash
   equivalents .....................................        35,806,521          2,394,337         (40,612,650)
Cash and cash equivalents at beginning
   of period .......................................        10,323,758         46,130,279          48,524,616
                                                          ------------       ------------       -------------
Cash and cash equivalents at end of
   period ..........................................      $ 46,130,279       $ 48,524,616       $   7,911,966
                                                          ============       ============       =============

                          TRITON NETWORK SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                              NINE MONTHS
                                                                                                ENDED
                                                            YEAR ENDED DECEMBER 31,          SEPTEMBER 30,
                                                           1999                 2000             2001
                                                     ---------------      ---------------      --------
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid and incurred ....................      $       425,905      $     1,004,575      $966,400
                                                     ===============      ===============      ========
NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed assets acquired under capital
   lease obligations ..........................      $     2,117,842      $     2,483,534      $     --
                                                     ===============      ===============      ========
Common stock issued for notes
   receivable from stockholders ...............      $       441,150      $            --      $     --
                                                     ===============      ===============      ========
Common stock warrants issued in
   connection with lease and credit
   agreements .................................      $            --      $       360,000      $     --
                                                     ===============      ===============      ========

See accompanying notes.

                          TRITON NETWORK SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PLAN OF LIQUIDATION AND DISSOLUTION

         Triton Network Systems, Inc., a Delaware corporation ("the Company") was incorporated on March 5, 1997 and is based in Orlando, Florida. The Company has operated in one business segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise", and provided broadband wireless equipment that enables communications service providers to deliver voice, video and data services to their business customers. On August 16, 2001, the Company's Board of Directors unanimously approved, effective August 20, 2001, a Complete Plan of Liquidation and Dissolution of the Company ("the Plan"). On October 29, 2001, the Company's stockholders ratified and approved the Plan. Subsequent to August 20, 2001, the Company's activities have been limited primarily to:

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

         On January 31, 2002, the Company filed a Certificate of Dissolution with the Secretary of State of Delaware. Simultaneous with the filing of the Certificate of Dissolution, the Company requested the Nasdaq Stock Market to voluntarily delist the Company's common stock, requested the stock transfer books be closed and recording of stock transfers of common stock be discontinued. Under Delaware law, the Company will not be dissolved for three years subsequent to the filing of the Certificate of Dissolution.

         The consolidated financial statements for fiscal 1999 and 2000 and for the nine months ended September 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective October 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. In order to convert assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to net reliazable value during the period October 1, 2001 to December 31, 2001:

 Adjust assets and liabilities to fair value:
     Write down of receivables                              $ (200,290)
     Write down of inventory                                  (242,756)
     Write down of property and equipment                     (128,686)
     Vendor settlement costs                                  (500,000)
     Other                                                      75,518
                                                            ----------
                                                            $  996,214
                                                            ==========

         The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any pending litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value. Operating expenses, legal and other expenses that may be incurred in defending future litigation and other expenses expected to be incurred during the liquidation wind down period have not been recorded in the consolidated statement of net assets in liquidation as of December 31, 2001.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TNS Finance Company, Inc. and Triton Network Systems - Japan. All intercompany transactions have been eliminated. Certain reclassifications have been made in prior years for consistency with 2001 amounts.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between 3-12 months from the purchase date. All cash equivalents and short-term investments are classified as held to maturity and are recorded at amortized cost, which approximates market. Restricted cash was used exclusively to secure letters of credit obtained by the Company.

         The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

RECEIVABLES

         Receivables, net of any allowance for doubtful receivables, consist of the following:

                                                                DECEMBER 31,
                                                            2000            2001
                                                       -------------   -------------
         Trade....................................     $   4,772,193   $      33,765
         Other....................................           490,700       3,563,981
                                                       -------------   -------------
                                                       $   5,262,893   $   3,597,746
                                                       =============   =============

         A provision of $2,700,000 was recorded in the nine month period ended September 30, 2001. No provision was recorded for years ended December 31, 1999 and 2000.

PROPERTY AND EQUIPMENT

         At December 31, 2001, property and equipment was recorded at management's estimate of net realizable value. Prior to approval of the Plan, property and equipment was recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

         Manufacturing, development, and test equipment...........     3-7 years
         Computer equipment and software..........................     3-5 years
         Leasehold improvements...................................     5 years
         Office furniture and other...............................     3-7 years

REVENUE RECOGNITION

         The Company recognized revenue on a going concern basis, upon shipment, provided no significant obligations remain and collection is probable. The Company does not recognize revenue on the shipment of product for field trials where the customer has the option of returning the equipment at no cost. Revenue from service and support arrangements is recognized ratably over the service period. Three customers each accounted for more than 10% of the Company's revenue for the year ended December 31, 2000 and two customers each accounted for more than 10% of the Company's revenue for the nine months ended September 30, 2001. Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Operations.

WARRANTY COSTS

         The Company provides for estimated future warranty costs at the time revenue is recognized.

INVENTORY

         At December 31, 2001, inventory was recorded at management's estimate of net realizable value. Prior to approval of the Plan, inventory was stated at the lower of cost, determined based on an average cost basis, or market. Inventories consist of the following:

                                                                   DECEMBER 31,
                                                                 2000          2001
                                                            -------------   ----------
         Raw materials..................................    $  10,843,597   $       --
         Work in process................................        3,933,818           --
         Finished goods.................................        2,973,487      156,064
                                                            -------------   ----------
                                                            $  17,750,902   $  156,064
                                                            =============   ==========

         During the nine months ended September 30,2001, inventory provisions totaling $24,520,253 were recorded in cost of revenues. These provisions included a write down of inventory to management's estimate of net realizable value, considering both the current depressed market for the Company's products and the limited ability to sell inventory during a short term liquidation process. Additionally, approximately $2,900,000 representing the estimated cost of settling any outstanding non-cancelable inventory purchase commitments has been included in the inventory valuation provision for the nine months ended September 30, 2001, while no amounts were recorded for the years ended December 31, 1999 and 2000.

         At the end of 2000, management decided not to utilize certain prior generation components in the Company's generation product. As a result, a $1,189,634 inventory component write-off was recorded in the fourth quarter of 2000.

         The allowance for obsolete and slow moving inventory is as follows:

                                                                                         NINE
                                                                                       MONTHS ENDED
                                                      YEAR ENDED DECEMBER 31,          SEPTEMBER 30,
                                                       1999             2000               2001
                                                  -------------      -----------       ------------
         Balance beginning of period .......      $          --      $        --       $  1,189,634
         Charges to Cost of revenues .......                 --        1,189,634         24,520,253
         Amounts written off ...............                                  --         (1,348,852)
                                                  -------------      -----------       ------------
         Balance at end of period ..........      $          --      $ 1,189,634       $ 24,361,035
                                                  =============      ===========       ============

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

LONG-LIVED ASSETS

         The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. As a result of the Plan, the Company recorded the following write downs in 2001:

Property and equipment and other assets

         Property and equipment and certain other assets were written down by a total of $13,006,973 during the nine months ended September 31, 2001. During the third and fourth quarter of 2001, the Company sold a substantial portion of its property and equipment. The write down includes the loss on the sale of the property and equipment and a write down of the remaining property and equipment and certain other assets to management's estimate of net realizable value.

Intangible assets

         The intangible assets relate to an acquisition in March 2000 of the broadband modem product line, and were being amortized over the estimated life of five years. The Company evaluated the long-term recoverability of the intangible assets and concluded that the full balance of the intangible assets, $28,460,319, should be written off during the nine months ended September 30, 2001.

DEFERRED COMPENSATION

         At the end of June 2001, the Company had $1,477,776 of deferred compensation included the Consolidated Balance Sheet, which was being amortized over the vesting period of the stock options granted to certain employees. In conjunction with the Plan, the remaining balance of unamortized deferred compensation was written off during the nine months ended September 30,2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued expenses approximate their carrying values due to their short-term nature. The fair value of the Company's capital lease and note payable obligations approximated their carrying value based on interest rates currently available for instruments with similar terms.

EMPLOYEE STOCK-BASED COMPENSATION

         The Company accounts for employee stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based

Compensation" (FAS 123). Accounting for the issuance of stock options under the provisions of APB 25 and related interpretations does not result in compensation expense for the Company when the exercise price of options granted equals the fair value of the Company's common stock on the date of award, however compensation expense is recognized for issuance of stock options when the exercise price is less than the fair value of the Company's common stock on the date of award.

LOSS PER SHARE

         Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. See Note 11 for the computation of net loss per share data and for the number of common shares subject to repurchase that are not included in the calculation of basic and diluted loss per share.

DERIVATIVES

         The Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended, is effective for financial statements for all fiscal years beginning after June 15, 2000. FAS 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company adopted this statement effective January 1, 2001. The adoption of FAS 133 did not have a material impact on results of operations, cash flows, or financial position of the Company.

COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. The Company had no items of comprehensive income other than net loss.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends this reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is permitted. As a result of the Company's stockholders approval to liquidate and dissolve the Company, the Company has written all of its assets down to net realizable value during 2001.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. All of the Company's intangible assets were written off during the nine months ended September 30, 2001.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. The Company believes that the adoption of Statement No. 143 will not have a material effect in its financial position or results of operations.

2.  PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE

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

3.  SEVERANCE AND RELATED COSTS

         As a result of the decline in business levels and the stockholders' approval of the Plan, the Company significantly reduced the number of employees to 30 by December 31, 2001, and as a result, incurred severance and related costs associated with the employee reductions. Provisions totaling $5,485,788 were recorded during the nine months ended September 30, 2001 for severance and related costs. The provision included severance costs for the President and Chief Executive Officer and three other officers who resigned August 2001. Additionally, the charge includes retention incentives payable to two officers, and forgiveness of notes receivable from certain officers and a director totaling approximately $520,000.

         The components and use of the severance and related reserves are summarized below:

                                                                                              Reserve
                                              Original           Use of Reserve              Balance at
                                              Reserve          Cash          Non-Cash     December 31, 2001
                                             ----------      ----------      --------     -----------------
Severance benefits                           $4,983,907      $4,348,585      $635,322          $731,000
Equipment write-offs                            115,000              --       115,000                --
Office shutdown, moving and other costs         386,881         386,881            --                --
                                             ----------      ----------      --------          --------
                                             $5,485,788      $4,735,466      $750,322          $731,000
                                             ==========      ==========      ========          ========


4. LEASE TERMINATION COSTS

         The Company occupied space in two facilities in Orlando, Florida. The facilities were leased under long term agreements with approximately six years remaining under the leases. The Company signed termination agreements for both of the facility leases in the nine months ended September 30, 2001 and incurred lease termination costs of $2,396,255.

         The Company had restricted cash, in the form of certificate of deposits, totaling $1,143,315 at December 31, 2000. The certificate of deposits collateralized outstanding letters of credit, which were security deposits for the Company's leased facilities. When the leases were terminated in 2001, the letters of credit were cancelled and the certificates of deposit were no longer restricted.

5. ACQUISITION

         On March 31, 2000, the Company completed the purchase of the broadband modem product line from International Business Machines for 2.75 million shares of series C preferred stock, which was valued at approximately $41,300,000. The purchase price was allocated to net assets in the amount of approximately $2,300,000 and intangible assets, which consist of patent and patent application licenses and patent disclosures, in the amount of approximately $39,000,000. The purchase price was based on the fair value of the series C preferred stock using the Company's initial public offering price of $15.00 per share. The intangible assets had been amortized over five years.

6. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and short-term securities. The Company places its cash, cash equivalents and short-term securities with high credit quality institutions. Securities held at these institutions may exceed the amount of insurance provided for such securities.

         Cash, cash equivalents and short-term investments are composed of the following:

                                                     DECEMBER 31,
                                                 2000             2001
                                             -----------      -----------
         Cash and cash equivalents:
            Cash ......................      $ 3,744,749      $ 1,460,409
            Money market funds ........       21,865,494       12,474,602
            Commercial paper ..........       12,942,555        2,978,353
            Government Securities .....        9,971,818        2,000,000
                                             -----------      -----------
                                             $48,524,616      $18,913,364
                                             ===========      ===========
         Short-term investments:
            Commercial paper ..........      $17,397,575      $ 2,937,155
            Government securities .....       12,974,653       12,753,260
                                             -----------      -----------
                                             $30,372,228      $15,690,415
                                             ===========      ===========

7. PROPERTY AND EQUIPMENT

         The Company's property and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                     2000             2001
                                                                 ------------       --------
         Manufacturing, development, and test equipment ...      $ 17,135,997       $105,520
         Computer equipment and software ..................         3,906,692             --
         Leasehold improvements ...........................         1,696,461             --
         Office furniture and other .......................         2,718,650             --
                                                                 ------------       --------
                                                                   25,457,800        105,520
         Less accumulated depreciation and amortization ...        (6,244,337)            --
                                                                 ------------       --------
                                                                 $ 19,213,463       $105,520
                                                                 ============       ========

         Depreciation of capital lease assets is included in depreciation expense. The total cost and accumulated depreciation related to capital lease purchases were $6,386,298 and $2,269,704 respectively for 2000. There were no assets held under capital leases as of December 31, 2001.

8. DEBT

         In March 2001, the Company entered into a loan agreement with a financial institution to borrow up to $3,000,000 to finance capital equipment purchases during 2001. Approximately $1,100,000 was borrowed under this facility. The loans, which are repayable over a three-year period, bear interest at an annual rate of 12% and are secured by the specific capital purchases.

         In February 2000, the Company entered into an agreement with a financial institution to borrow up to $9,000,000 in 2000 for capital equipment purchases, furniture and software. During 2000, the Company borrowed approximately $8,900,000 under this agreement with approximately $6,400,000 (structured as a note) repayable over four years and bears interest at an annual rate of 13% and approximately $2,500,000 (structured as a capital lease) repayable over three years with an annual rate of interest of 14%. At December 31, 2000, the Company had outstanding borrowings under this agreement of approximately $8,200,000. The Company issued 26,667 warrants to the financial institution to purchase the Company's common stock. These warrants are currently exercisable and have an exercise price of $13.50.

         In 1999, the Company entered into a note payable with a third party in the amount of $379,500. The note bears interest at 11% per annum and is payable over 36 months. At December 31, 2000, the remaining principal payments on this note payable was approximately $147,000.

         During 1998, the Company entered into four lease agreements which provided up to $8,000,000 to finance manufacturing, development, and test equipment and furniture purchases during 1998 and 1999. At December 31, 2000, $1,969,022, was outstanding under the lease agreements.

         During 2001, the Company paid off all of its outstanding notes payable and capital lease obligations. As a result of the early retirement of the notes payable and capital lease obligations in 2001, the Company recorded an extraordinary loss from early retirement of debt for contractual penalties of approximately $768,000.


9.  INCOME TAXES

         The Company did not have a current or deferred tax provision or benefit for the years ended December 31, 1999, 2000 and for the nine month period ended September 30, 2001 due to its losses.


         In accordance with Statement of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", a valuation allowance of $77,890,135 has been recorded to reduce the deferred tax assets to zero, as the Company is presently not able to conclude that it is probable that the deferred tax assets will be realized. The change in the valuation allowance for the current year is $37,810,441. At December 31, 2001, the Company has available net operating loss carryforwards of $134,332,609 which begin to expire in 2012 through 2016. As a result of equity transactions that have occurred since the Company's inception, an "ownership change" as defined under Section 382 of the Internal Revenue Code may have occurred which may limit the use of the Company's net operating loss carryforwards and deductions for capitalized start-up costs in the future. Management has not completed the complex analysis to determine the amounts subject to limitation and the amount of the limitation.

        A reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is as follows:


                                                                                                 NINE MONTHS
                                                              YEAR ENDED DECEMBER 31,                ENDED
                                                           -------------------------------       SEPTEMBER 30,
                                                               1999               2000               2001
                                                           ------------       ------------       ------------
Income tax benefits computed at the federal
   statutory rate of 34% ............................      $(10,830,339)      $(16,388,966)      $(34,012,246)
State income tax benefits, net of federal benefit ...        (1,156,298)        (1,746,333)        (3,598,789)
Nondeductible items .................................            45,723             32,127            304,583
Increase in valuation allowance .....................        11,940,914         18,826,038         37,810,441
Other ...............................................                             (722,866)          (503,989)
                                                           ------------       ------------       ------------
Total ...............................................      $         --       $         --       $         --
                                                           ============       ============       ============


         The components of the deferred tax balances are as follows:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                         2000               2001
                                                    ------------       ------------
Deferred tax assets:
         NOL carryforward ....................      $ 24,102,138       $ 50,549,361
         Start-up costs ......................         7,823,474          6,607,798
         Depreciation/amortization expense ...         2,124,449         14,725,794
         Stock based compensation ............         1,187,366                 --
         Inventory reserve ...................         1,372,538          3,066,500
         Tax credits .........................           889,013          1,205,013
         Accrued compensation ................           328,125                 --
         Accrued expenses ....................           287,161          2,398,206
         Other ...............................            95,877             55,020
                                                    ------------       ------------
Deferred tax assets ..........................      $ 38,210,141       $ 78,607,692

Deferred tax liability:
         Other ...............................           (48,627)          (717,557)
                                                    ------------       ------------

Net deferred tax assets ......................      $ 38,161,514       $ 77,890,135
Net valuation allowance ......................       (38,161,514)       (77,890,135)
                                                    ------------       ------------

Total net deferred taxes .....................      $         --       $         --
                                                    ============       ============

10.  STOCKHOLDERS' EQUITY

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

STOCK OPTIONS

         During November 2000, the board of directors approved a new stock option plan that provides for the issuance of up to 1,500,000 non-qualified stock options to non-officer employees. At December 31, 2001, the Company has two stock option plans, as amended, that provide for the issuance of up to 6,770,000 shares of common stock to employees and directors. The Company's stock option plans provide for the issuance of both incentive stock options and nonqualified stock options exercisable for a period of 10 years. The exercise prices of stock options have generally been granted at the fair value of the Company's common stock at the date of grant. The options vest over periods from two to five years. The stock option plans provide for the issue of restricted stock if options are exercised prior to their vesting date. In the event of discontinuation of service by option holders, the Company has a right, at its option, to repurchase any unvested restricted shares at their original purchase price. Prior to the adoption of the Plan, the Company repurchased 26,690 shares of restricted common stock during 2001. Subsequent to this adoption, the Company elected to not repurchase any remaining restricted stock, and issued unrestricted certificates for the balance of then restricted stock. At December 31, 1999 and 2000 the Company had the right to repurchase 1,553,623 and 580,726 shares of outstanding common stock, respectively.

         In 1998, two members of management exercised stock options to purchase 250,000 restricted shares of the Company's common stock at the exercise price of $0.50 per share, for an aggregate purchase price of $125,000 which was paid by cash of $62,500 and delivery of promissory notes for $62,500. The notes, along with accrued interest (5.1% per annum), were due the earlier of December 31, 2003 or within 30 days of termination of employment from the Company. In 1999, three members of management exercised stock options to purchase 415,000 restricted shares of the Company's common stock at exercise prices ranging from $0.50 to $6.00 per share, for an aggregate purchase price of $582,500 which was paid by cash of $141,350 and delivery of promissory notes of $441,150. The notes, along with accrued interest (5.1% per annum), were due at various dates in 2004 or within 30 days of termination of employment from the Company. A promissory note in the amount of $35,000 was repaid in conjunction with the repurchase by the Company of 127,792 shares of restricted common stock associated with a management resignation.

         In conjunction with the plan to liquidate the Company and resulting management terminations, the Company agreed to forgive all the outstanding notes receivable from stockholders totaling $425,306.

         Stock option activity is summarized as follows:

                                                              WEIGHTED-
                                             NUMBER OF         AVERAGE
                                              OPTIONS      EXERCISE PRICE
                                             ---------     --------------
Balance at December 31, 1998 .........         888,375       $    0.48
   Granted ...........................       1,491,575            5.12
   Cancelled .........................        (125,613)           0.52
   Exercised .........................        (682,575)           1.12
                                           -----------
Balance at December 31, 1999 .........       1,571,762            4.58
   Granted ...........................       3,241,935            9.85
   Cancelled .........................        (179,699)          10.02
   Exercised .........................         (63,290)           0.99
                                           -----------
Balance at December 31, 2000 .........       4,570,708            8.15
   Granted ...........................              --              --
   Cancelled .........................      (2,024,675)           9.58
   Exercised .........................         (99,218)           0.36
                                           -----------
Balance at December 31, 2001 .........       2,446,815       $    7.28
                                           ===========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                                       WEIGHTED-AVERAGE
                  RANGE OF                                            REMAINING CONTRACTUAL           WEIGHTED-AVERAGE
               EXERCISE PRICES            NUMBER OUTSTANDING              LIFE IN YEARS                EXERCISE PRICE
               ---------------            ------------------              -------------                --------------
               $  0.20 - $  3.65                1,054,475                       8.35                       $   3.30
               $  5.00 - $ 11.00                1,042,240                       8.24                       $   6.46
               $ 12.31 - $ 24.00                  350,100                       8.30                       $  21.70

         FAS 123 requires disclosure of pro forma information which provides the effects on net loss and loss per share as if the Company had accounted for its employee stock awards under the fair value method. The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001: risk-free interest rates of 4.68%-5.89%; stock price volatility factors of 69%-100%, and expected option lives of 3-10 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options. The weighted-average fair value per share of options granted in 1999 and 2000 was $3.30 and $6.85 respectively. There were no options granted in 2001. The pro forma effect on net loss is as follows:


                                                                                    NINE MONTHS ENDED
                                                YEAR ENDED DECEMBER 31,                SEPTEMBER 30,
                                               1999                 2000                   2001
                                          --------------       --------------       ---------------
Net Loss:
   As reported .....................      $  (31,853,937)     $   (48,202,841)      $  (100,036,019)
   Pro forma .......................      $  (32,558,976)     $   (52,598,693)      $  (100,154,225)
Net loss per share:
   As reported--basic and diluted ..      $        (6.67)     $         (2.51)      $         (2.88)
   Pro forma--basic and diluted ....      $        (6.82)     $         (2.74)      $         (2.88)

RESERVED STOCK

         Common stock has been reserved for the following purposes:

                                                                                        DECEMBER 31,
                                                                           ---------------------------------------
                                                                             1999           2000           2001
                                                                           ---------      ---------      ---------
Number of warrants outstanding ......................................        337,500         26,667         26,667
Number of options outstanding .......................................      1,571,762      4,570,708      2,446,815
Number of options available for grant under the
  stock option plans ................................................        452,393        509,335      2,560,700
Number of shares available for grant under the stock purchase plan ..             --        250,000             --
                                                                           ---------      ---------      ---------
                                                                           2,361,655      5,356,710      5,034,182
                                                                           =========      =========      =========

DEFERRED COMPENSATION

         In connection with the grant of certain stock options to employees during the years ended December 31, 1999 and 2000 the Company recorded deferred compensation of approximately $3,400,000 representing the difference between the deemed value of the common stock for accounting purposes and the stock option exercise price of such stock options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized as charges to operations on an accelerated basis over the vesting period (generally four years) consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Amortization was approximately $1,561,000, $1,594,000 and $2,326,855 for the years ended December 31, 1999 and 2000 and for the nine months ended September 30, 2001, respectively. No options were granted in 2001.

2000 EMPLOYEE STOCK PURCHASE PLAN

         In February 2000, the board of directors and stockholders approved the Company's 2000 employee stock purchase plan (the "ESPP"). A total of 250,000 shares of common stock have been reserved for the ESPP. The ESPP permits eligible participants to purchase common stock at 85% of the fair market value at the beginning or end of the offering period (whichever is lower), through payroll deductions of up to 10% of the participant's compensation. The offering periods commence on February 1 and August 1. During 2001, 113,048 shares of common stock were purchased by employees under the ESPP in 2001 at an average purchase price of $1.42 per share. The ESPP was terminated in 2001.

11.  LOSS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted loss per common share:

                                                                                                     NINE MONTHS
                                                                                                         ENDED
                                                                      YEAR ENDED DECEMBER 31,        SEPTEMBER 30,
                                                                      1999              2000              2001
                                                                  -----------       -----------       ------------
Numerator:
Net loss ...................................................      (31,853,953)      (48,202,841)      (100,036,019)
Denominator for basic and diluted loss per common share:
Weighted - average shares outstanding ......................        4,776,567        19,191,226         34,724,045
                                                                  -----------       -----------       ------------
Net loss per common share ..................................            (6.67)            (2.51)             (2.88)
                                                                  ===========       ===========       ============

         The weighted-average shares outstanding include all common stock issued. Restricted shares issued are not included in basic or diluted loss per share in accordance with Statement of Financial Accounting Standards Board Statement No. 128, Earnings Per Share. In computing diluted loss per share, outstanding preferred stock, stock options and common stock warrants in the amount of 20,715,731, 4,597,375, and 2,473,482 for the years ended December 31, 1999, 2000 and for the nine months ended September 30, 2001, respectively, were excluded from the diluted loss per share computation because their effects would have been anti-dilutive.

PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share for the years ended December 31, 1999 and 2000 and for the nine months ended September 30, 2001 is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B and C preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance. The resulting pro forma adjustment includes an increase in the weighted-average shares used to compute basic and diluted net loss per share of 14,623,637 and 10,737,429 for the years ended December 31, 1999 and 2000, respectively. No adjustment for 2001 is necessary.

12.  RELATED PARTY TRANSACTIONS

         During 1999 and 2000, the Company entered into several contracts with a stockholder to provide engineering services and manufacturing of component parts to be used in the Company's products. The Company pays the stockholder on a cost reimbursable basis plus a fee. Through December 31, 1999 and 2000 the Company expensed as research and development expenses of approximately $3,175,000 and $3,215,000 respectively, under the contracts. None was expensed during 2001. In addition, the Company purchased approximately $2,311,000 and $6,312,000 in manufacturing labor and component parts during 1999 and 2000. None were purchased during 2001. Amounts payable to the stockholder at December 31, 1999, 2000 and 2001 were approximately $1,122,000, $1,017,000 and $510,000, respectively. In December 2000, the Company terminated the manufacturing contract with this stockholder.

         During 1999, the Company loaned a member of management $300,000 in exchange for a promissory note payable, which was secured by certain real estate. The note was payable on September 30, 2004, or earlier if certain events occurred. The note was forgiven by the Company during 2001 and the outstanding balance was charged against operating results, and reflected as severance and related costs.

         Three venture investment funds that each held less than 12% of the outstanding shares of the Company's common stock also have equity investments in a customer that constituted more than 10% of the Company's revenues for 2000. The representatives of two of the venture funds were on the Company's board of directors and one of these representatives was also on the board of directors of that customer. The Company also sold products, which were over 10% of the Company's revenues for 2000, to a customer who had an officer that owned approximately 2% of the outstanding shares of the Company's common stock. No products or services were sold to these two companies in 2001. Additionally, a venture investment fund that owned less than 10% of the outstanding shares of the Company's common stock and had a representative that was on the Company's board of directors, was an investor in a customer that took delivery of products and services that was in excess of 10% of the Company's revenue in 2000 and 2001.

         The Company believes that all related party transactions were transacted at arms length terms.

13. COMMITMENTS

     The Company is or has been a party to the following legal proceedings:

         On November 13, 2001, a securities class action complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint was brought on behalf of all persons who purchased the Company's common stock from July 12, 2000 through December 6, 2000. The complaint names as defendants the Company, a former officer and a current officer of the Company, and several investment banking firms that served as managing underwriters of the Company's initial public offering. The complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company's initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for allegedly excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. The Company does not know if a specific amount of damages is claimed in the complaint involving its initial public offering. The Company intends to contest the claims vigorously. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its net assets or its plan of liquidation.

         In November 2001, a customer, XO Communications, filed a lawsuit in the Circuit Court of Fairfax County, Virginia that contended the Company would breach its contract with them when the Company is liquidated. The complaint asked, among other things, money damages, interest, attorney fees and costs totaling in excess of $9,000,000 be awarded to the plaintiff. In May 2002, the Company settled the lawsuit with the payment of $1,500,000 in cash, delivery of certain available inventory to XO Communications, and termination of the contract between the Company and XO Communications. As a result, the Company recorded $1,550,000 as an accrued liability in the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 for the cost of the settlement, including legal expenses.

         In October 17, 2001, a complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint was brought by a customer and alleged the Company had breached a supply agreement the Company entered into with the plaintiff by announcing the Company's intention to liquidate and dissolve because it would be unable to perform certain ongoing maintenance and service obligations under the agreement. The complaint asked, among other things, money damages, interest and attorneys' fees and costs be awarded to the plaintiff. In April 2002, the Company settled the lawsuit with the payment of $50,000, and terminated the contract between the Company and the customer. The Company recorded an accrued liability of $70,000 in the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 for the cost of the settlement and associated legal expenses.

         On December 21, 2000, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida. The complaint was brought by a stockholder and alleged, among other things, the Company improperly failed to permit the sale of unregistered shares of its common stock, and otherwise prevented plaintiff from selling his shares before the share price dropped significantly. In March 2002, the Company settled the lawsuit with the payment of $3,650,000 to the stockholder. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the stockholder's stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm. The Company recorded an accrued liability of $3,900,000, including legal and associated costs, and a receivable of $2,500,000 on the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 to reflect the impact of this matter on the Company's net assets.

         On June 11, 2002, a securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1041-T-27 MAP), by Delano Cox (the "Cox Complaint"), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company's initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company's independent auditors. The complaint is brought purportedly on behalf of all persons who purchased the Company's common stock from July 13, 2000 through August 14, 2001. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10b and 20A of the Securities and Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, on the grounds that the Company's registration statement relating to its initial public offering and certain of it subsequent Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements made therein not misleading, with regard to the Company's revenues in fiscal 2000, the nature of its relationship with certain of its customers, and its financial statement presentation. Plaintiff seeks compensatory damages in favor of plaintiff and the other class members, as well as reasonable costs and expenses incurred in connection with this action. No amounts have been accrued in the Company's Consolidated Statement of Net Assets in Liquidation at December 31, 2001.

         Similarly, on June 17, 2002, another securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1070-T-24 TGW), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company's initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company's independent auditors. The complaint is brought by Gary Streeter purportedly on behalf of all persons who purchased the Company's common stock from July 13, 2000 through August 14, 2001. The factual basis alleged to underlie the proceeding and the relief sought is similar to that alleged and contained in the Cox Complaint. No amounts have been accrued in the Company's Consolidated Statement of Net Assets in Liquidation at December 31, 2001.

         While the Company currently has not been named as a defendant in the two June actions, its past and present officers and directors have indemnification agreements with the Company, pursuant to which the Company is required to reimburse those individuals for any liabilities and damages incurred by, or imposed upon, such individuals in connection with the foregoing lawsuits, including their attorneys' fees and costs, provided that they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. The Company intends to assist its current and former officers and directors in contesting the claims. The Company carries director and officer liability insurance (up to a maximum dollar limit) that may cover the claims against its current and former directors and officers, but the Company cannot, at the present time, be certain that any ultimate liability related to the foregoing lawsuits will be reimbursed by its insurance carriers. As a result, the Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation.


14. SUBSEQUENT EVENTS

         In March 2002, the Company completed the sale of the broadband modem operation to Carriercomm, Inc. ("Carriercomm), a wholly-owed subsidiary of Moseley Associates. Carriercomm acquired all the assets and assumed certain liabilities of the broadband modem operation, including facility and equipment leases and certain employee severance obligations. The Company received $103,000 in cash and may receive contingent consideration, up to $250,000, depending on future deliveries of modem chips under an existing customer contract. Additionally, the Company conditionally sold its radio intellectual property and a number of radios to Carriercomm for $100,000 in cash, which was received in April 2002. The amounts of sale proceeds approximated the net book values as of December 31, 2001.



15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                  MARCH 31,            JUNE 30,           SEPTEMBER 30,       DECEMBER 31,
QUARTER ENDED                                        2001                2001                 2001              2001
------------------------------------------------------------------------------------------------------------------------
Sales                                           $  7,528,192         $  1,865,008         $    940,355         $      --
Gross profit (loss)                               (5,289,207)         (10,508,839)          (8,572,751)               --
Net loss before extraordinary item               (19,004,567)         (21,626,448)         (58,636,992)               --
Extraordinary loss on early
  retirement of debt                                      --                   --             (768,012)               --
Net loss                                         (19,004,567)         (21,626,448)         (59,405,005)               --
Per share (basic and diluted):
      Net loss before extraordinary loss               (0.55)               (0.62)               (1.68)               --
      Extraordinary loss on early
        retirement of debt                                --                   --                (0.02)               --
      Net loss                                         (0.55)               (0.62)               (1.70)               --

                                                  MARCH 31,            JUNE 30,           SEPTEMBER 30,       DECEMBER 31,
QUARTER ENDED                                        2000                2000                 2000               2000
------------------------------------------------------------------------------------------------------------------------

Sales                                           $  3,496,939         $  5,199,746         $  8,031,876         $9,509,180
Gross profit (loss)                               (1,665,449)           1,058,028             (385,325)           163,396
Net loss                                         (10,934,763)         (13,188,840)         (11,231,771)       (12,847,467)
Per share (basic and diluted):
      Net loss                                         (2.02)               (2.31)               (0.36)             (0.37)
Proforma per share (basic and diluted):
      Net loss                                         (0.45)               (0.48)               (0.34)             (0.34)

The quarterly results include certain inventory provisions in the amount of $1.2 million, $6.5 million, $10.0 million and $8.0 million for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001,
respectively. Also, the quarterly results include certain provisions for severance and related costs in the amount of $.5 million, $1.6 million, and $3.4 million for the quarters ended March 30, 2001, June 30, 2001 and September 30 , 2001, respectively; in addition to provisions for lease termination costs in the amounts of $.8 million and $1.6 million for the quarters ended June 30, 2001 and September 20, 2001, respectively. Additional provisions are included in quarterly results for the quarter ended September 30, 2001 for the write down of assets, and write offs of intangibles and deferred compensation balances in the amount of $13.0 million, $28.5 million and $1.5 million, respectively. Refer to the footnotes contained herein for further details regarding these provisions.