Form 10-Q
period 2002-03-31
TRITON NETWORK SYSTEMS INC
filed 2002-07-24
CIK 1050250

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarterly Period Ended March 31, 2002

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from to

Commission File Number 000-30251

TRITON NETWORK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3434350

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 5590, Winter Park, Florida 32793-5590
(Address of principal executive offices) (Zip Code)

(407) 492-9020
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	35,185,213 Shares

Class	Outstanding at July 10, 2002

TRITON NETWORK SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRITON NETWORK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

	December 31, 2001	March 31, 2002

		(Unaudited)
ASSETS
Cash and cash equivalents	$18,913,364	$24,282,689
Short-term investments	15,690,415	6,500,000
Receivables	3,597,746	2,913,944
Prepaid expenses	525,073	1,711,663
Other assets	521,350	684,343

Total assets	39,247,948	36,092,639
LIABILITIES
Accounts payable	$1,307,940	$381,963
Accrued compensation	1,246,698	104,547
Other liabilities and accrued expenses	885,571	761,457
Accrued vendor settlement costs	500,000	—
Accrued litigation costs	5,500,000	5,500,000

Total liabilities	9,440,209	6,747,967
NET ASSETS IN LIQUIDATION	$29,807,739	$29,344,672

See accompanying notes.

TRITON NETWORK SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

Period from January 1, 2002 through March 31, 2002
(Unaudited)

Net assets in liquidation as of January 1, 2002	$29,807,739
Changes in net assets in liquidation:
Ongoing costs incurred during liquidation	(696,832)
Costs of broadband modem operation through the date of sale	(727,531)
Proceeds from sale of assets in excess of estimated realizable value at December 31, 2001:
Broadband modem operation and intellectual property	203,000
Stock of privately held company	200,000
Interest income	280,125
Adjust assets and liabilities to fair value	278,171

Total changes in net assets in liquidation	(463,067)

Net assets in liquidation as of March 31, 2002	$29,344,672

See accompanying notes

TRITON NETWORK SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2001
(Unaudited)

Revenues:
Products	$6,249,304
Services	1,278,888

Total revenues	7,528,192
Cost of revenues:
Provision for estimated excess inventory	6,500,000
Other	6,317,399

Total cost of revenues	12,817,399
Gross profit (loss)	(5,289,207)
Operating expenses:
Research and development	4,821,952
Selling, general and administrative	3,715,149
Provision for doubtful accounts receivable	2,700,000
Severance and related costs	500,000
Amortization of intangible assets	1,940,556
Amortization of deferred compensation	432,404

Total operating expenses	14,110,061

Loss from operations	(19,399,268)
Other income (expenses):
Interest income	904,850
Interest and other expense	(510,149)

Total other income	394,701

Net loss	$(19,004,567)

Net loss per share—basic and diluted	$(0.55)

Shares used in per share calculations— basic and diluted	34,565,333

See accompanying notes

TRITON NETWORK SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2001
(Unaudited)

Cash flows from operating activities
Net loss	$(19,004,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,557,472
Amortization of intangible assets	1,940,556
Amortization of deferred compensation	432,404
Provision for estimated excess inventory	4,500,000
Provision for doubtful accounts receivable	2,700,000
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in trade receivables	(4,579,182)
Increase in inventory	(947,387)
(Increase) decrease in other current assets	215,779
Increase in restricted cash and other non-current assets	(28,117)
Increase (decrease) in accounts payable, accrued compensation and other accrued expenses	270,952

Net cash used in operating activities	(12,942,090)

Cash flows from investing activities
Purchases of property and equipment	(834,140)
Sales of investments	6,264,141

Net cash provided by (used in) investing activities	5,430,001

Cash flows from financing activities
Net proceeds from the issuance of common stock	182,814
Proceeds from notes payable	1,090,354
Payments on capital leases and notes payable	(639,822)

Net cash provided by financing activities	633,346
Net decrease in cash and cash equivalents	(6,878,743)
Cash and cash equivalents at beginning of period	48,524,616

Cash and cash equivalents at end of period	$41,645,873

Supplemental cash flow information
Interest paid	$354,448

Non-cash financing and investing activities
Fixed assets acquired under capital lease obligations	$—

Common stock warrants issued in connection with lease and credit agreements	$—

See accompanying notes.

TRITON NETWORK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

On August 16, 2001, the Company’s Board of Directors unanimously approved, effective August 20, 2001, a Complete Plan of Liquidation and Dissolution of the Company (“the Plan”). On October 29, 2001, the Company’s stockholders ratified and approved the Plan. Subsequent to August 20, 2001, the Company’s activities have been limited primarily to:

•	Selling remaining assets,

•	Paying creditors,

•	Terminating any remaining commercial agreements, relationships and outstanding obligations,

•	Continuing to honor certain obligations to customers, and

•	Conserving cash.

The Plan provides for a pro rata cash, or in kind, distribution to stockholders once the remaining assets are sold and liabilities are paid.

On January 31, 2002, the Company filed a Certificate of Dissolution with the Secretary of State of Delaware. Simultaneous with the filing of the Certificate of Dissolution, the Company requested the Nasdaq Stock Market to voluntarily delist the Company’s common stock, requested the stock transfer books be closed and recording of stock transfers of common stock be discontinued. Under Delaware law, the Company will not be dissolved for three years subsequent to the filing of the Certificate of Dissolution.

The accompanying financial statements and notes should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The interim financial information contained herein is unaudited; however; in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis for the three months ended March 31, 2002 and a going concern basis for the three months ended March 31, 2001 have been included.

The December 31, 2001 consolidated statements of net assets in liquidation data presented herein was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The condensed consolidated financial statements for the three months ended March 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective October 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable.

During the three months ended March 31, 2002 the Company recorded adjustments of $278,171 to increase its assets to net realizable value. These adjustments reflect the sales value of inventory and equipment sold in July 2002.

The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any pending litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value. Operating expenses, legal and other expenses that may be incurred in defending current and future litigation, and other expenses expected to be incurred during the liquidation wind down period have not been recorded in the consolidated statement of net assets in liquidation as of March 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TNS Finance Company, Inc. and Triton Network Systems — Japan. All intercompany transactions have been eliminated.

SALE OF BROADBAND MODEM OPERATION AND INTELLECTUAL PROPERTY

In March 2002, the Company completed the sale of the broadband modem operation to Carriercomm, Inc. (“Carriercomm”), a wholly owned subsidiary of Moseley Associates. Carriercomm acquired all the assets and assumed certain liabilities of the broadband modem operation, including facility and equipment leases and certain employee severance obligations. The Company received $103,000 in cash and may receive contingent consideration, up to $250,000, depending on future deliveries of modem chips under an existing customer contract. Additionally, the Company sold its radio intellectual property and a number of radios to Carriercomm for $100,000 in cash, which was received in April 2002. The $100,000 was reflected as a receivable on the Consolidated Statement of Net Assets in Liquidation as of March 31, 2002.

PREPAID EXPENSES

The Company extended its director and officer insurance for three years in March 2002. The premiums of approximately $1,771,000 was recorded as a prepaid expense on the Consolidated Statement of Net Assets in Liquidation in March 2002 and will be amortized over the policy period.

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

The following table sets forth the computation of basic and diluted loss per share:

Three months ended
March 31,
2001

Net loss	$(19,004,567)

Weighted-average shares used in basic and diluted loss per share	34,565,333

Basic and diluted net loss per share	$(0.55)

CREDIT FACILITY

In March 2001, prior to approval of the Plan, the Company entered into a loan agreement with a financial institution to borrow up to $3,000,000 to finance capital equipment purchases during 2001. At the end of March 2001, approximately $1,100,000 had been borrowed under this facility. The loans, which were repayable over a three-year period, bear interest at an annual rate of 12% and were secured by the specific capital purchases.

During the third quarter of 2001 and in conjunction with the execution of the Plan, the company repaid amounts outstanding under this facility, in addition to an early payment penalty.

INVENTORY AND RECEIVABLE PROVISION

During the first quarter of 2001, there was a rapid and unexpected decline in the U.S. CLEC market for the Company’s products as several existing and potential customers had difficulty finding additional funding for network buildouts. As a result of this rapid change in market conditions for the Company’s products, provisions for doubtful accounts receivable of $2,700,000 and estimated excess inventory of $6,500,000 were made during the first quarter of 2001. The provision for doubtful accounts was for the outstanding receivable balance from a customer, which had filed for bankruptcy protection. The excess inventory provision was due to inventory purchases and purchase commitments made in the later part of 2000 for long lead-time components to support expected customer demand in 2001.

CONTINGENCIES

The Company is or has been a party to the following legal proceedings:

On November 13, 2001, a securities class action complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint was brought on behalf of all persons who purchased the Company’s common stock from July 12, 2000 through December 6, 2000. The complaint names as defendants the Company, a former officer and a current officer of the Company, and several investment banking firms that served as managing underwriters of the Company’s initial public offering. The complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company’s initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for allegedly excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. The Company does not know if a specific amount of damages is claimed in the complaint involving its initial public offering. The Company intends to contest the claims vigorously. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its net assets or its plan of liquidation.

In November 2001, a customer, XO Communications, filed a lawsuit in the Circuit Court of Fairfax County, Virginia that contended the Company would breach its contract with them when the Company is liquidated. The complaint asked, among other things, money damages, interest, attorney fees and costs totaling in excess of $9,000,000 be awarded to the plaintiff. In May 2002, the Company settled the lawsuit with the payment of $1,500,000 in cash, delivery of certain available inventory to XO Communications, and termination of the contract between the Company and XO Communications. As a result, the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 and March 31, 2002 included an accrued liability of $1,550,000 for the cost of the settlement, including legal expenses.

In October 17, 2001, a complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint was brought by a customer and alleged the Company had breached a supply agreement the Company entered into with the plaintiff by announcing the Company’s intention to liquidate and dissolve because it would be unable to perform certain ongoing maintenance and service obligations under the agreement. The complaint asked, among other things, money damages, interest and attorneys’ fees and costs be awarded to the plaintiff. In April 2002, the Company settled the lawsuit with the payment of $50,000, and terminated the contract between the Company and the customer. The Consolidated Statement of Net Assets in Liquidation at December 31, 2001 and March 31, 2002 included an accrued liability of $70,000 for the cost of the settlement and associated legal expenses.

On December 21, 2000, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida. The complaint was brought by a stockholder and alleged, among other things, the Company improperly failed to permit the sale of unregistered shares of its common stock, and otherwise prevented plaintiff from selling his shares before the share price dropped significantly. In March 2002, the Company settled the lawsuit with the payment of $3,650,000 to the stockholder. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the stockholder’s stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm. The Consolidated Statement of Net Assets in Liquidation at December 31, 2001 and March 31, 2002 included an accrued liability of $3,900,000, including legal and associated costs, and a receivable of $2,500,000 to reflect the impact of this matter on the Company’s net assets.

On June 11, 2002, a securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1041-T-27 MAP), by Delano Cox (the “Cox Complaint”), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company’s initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company’s independent auditors. The complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from July 13, 2000 through August 14, 2001. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10b and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on the grounds that the Company’s registration statement relating to its initial public offering and certain of it subsequent Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements made therein not misleading, with regard to the Company’s revenues in fiscal 2000, the nature of its relationship with certain of its customers, and its financial statement presentation. Plaintiff seeks compensatory damages in favor of plaintiff and the other class members, as well as reasonable costs and expenses incurred in connection with this action. No amounts have been accrued in the Company’s Consolidated Statement of Net Assets in Liquidation at December 31, 2001 or March 31, 2002.

Similarly, on June 17, 2002, another securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1070-T-24 TGW), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company’s initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company’s independent auditors. The complaint is brought by Gary Streeter purportedly on behalf of all persons who purchased the Company’s common stock from July 13, 2000 through August 14, 2001. The factual basis alleged to underlie the proceeding and the relief sought is similar to that alleged and contained in the Cox Complaint. No amounts have been accrued in the Company’s Consolidated Statement of Net Assets in Liquidation at December 31, 2001 or March 31, 2002.

While the Company currently has not been named as a defendant in the two June actions, its past and present officers and directors have indemnification agreements with the Company, pursuant to which the Company is required to reimburse those individuals for any liabilities and damages incurred by, or imposed upon, such individuals in connection with the foregoing lawsuits, including their attorneys’ fees and costs, provided that they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. The Company intends to assist its current and former officers and directors in contesting the claims. The Company carries director and officer liability insurance (up to a maximum dollar limit) that may cover the claims against its current and former directors and officers, but the Company cannot, at the present time, be certain that any ultimate liability related to the foregoing lawsuits will be reimbursed by its insurance carriers. As a result, the Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation.

SUBSEQUENT EVENTS

In June 2002, the Company sold its equity interest in a publicly held company for approximately $305,000. The value of this equity interest was recorded in other assets in the Consolidated Statement of Net Assets in Liquidation at March 31, 2002 with a corresponding amount recorded in other liabilities to reflect the deferral of income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2001 and the risk factors included in the Company’s Annual Report on Form 10-K for the year 2001. Operating results are not necessarily indicative of results that may occur in future periods.

This Form 10-Q contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, continue or the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Examples of these forward-looking statements include, but are not limited to, statements regarding the Company’s plan of liquidation, including its efforts to liquidate assets, pay creditors, satisfy its obligations, distribute any remaining assets to its stockholders, the nature and timing of any liquidation distribution to stockholders, the anticipated outcome of pending and anticipated legal proceedings, and the recovery, if any, of a portion of any litigation costs from third parties, including insurance carriers. These and equivalent statements are only predictions. In evaluating such statements, you should consider various factors, including the risks contained in this Form 10-Q, as well as identified in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and it’s Proxy Statement filed on October 2, 2001. These factors may cause actual events or results to differ materially from those expressed or implied by any forward-looking statement. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Historical Operations

Prior to adopting the Plan, the Company provided broadband wireless equipment that enabled communications service providers to deliver high-speed, cost-effective voice, video and data services to their business customers. The Company offered two product lines: the Invisible Fiber Internet product line for Internet service providers and the Invisible Fiber SONET product line for communications service providers. Subsequent to the Company’s acquisition of the broadband modem product line from IBM at the end of the first quarter of 2000, the Company also supplied modem chips and provided engineering design services to an existing wireline customer.

From the Company’s inception in March 1997 through late 1999, its operations consisted primarily of start-up activities, including raising capital, recruiting personnel, conducting research and development, establishing the market for the Company’s initial products and purchasing operating assets. In addition, the Company developed its final product assembly and testing capabilities, entered into manufacturing agreements with third-parties and developed the Company’s sales, marketing and administrative organizations.

The Company began supplying the Invisible Fiber products for use in field trials during the second half of 1999 and recognized its first revenue in the first quarter of 2000. During 2000, its revenues increased from approximately $3.5 million in the first quarter to approximately $9.5 million in the fourth quarter, and it signed supply agreements with a number of companies. The Company sold its products through the Company’s direct sales force to service providers in North America and Japan who have government licenses to provide wireless services. In addition, the Company had a non-exclusive agreement with a value added reseller in Asia and a non-exclusive global Original Equipment Manufacturer agreement with Nortel Networks.

The Company has incurred significant losses since inception.

Plan of Liquidation and Dissolution

Early in 2001 there was a rapid deterioration in the market for fixed broadband wireless access equipment, particularly in the U.S. By the second quarter, three of the four major fixed wireless CLEC’s in the U.S. had filed for bankruptcy protection. The Company’s revenue had declined from $9.5 million in the fourth quarter of 2000 to $1.9 million in the second quarter of 2001, and the net loss for the first half of 2001 was $(40.6) million. Based on these conditions, the Company significantly downsized its operations to reduce costs and conserve cash, while reviewing alternative business strategies. As a result of this rapid change in market conditions for the Company’s products, the Company have made provisions for doubtful accounts receivable of $2.7 million and estimated excess inventory of $6.5 million during the first quarter of 2001. Additionally, the Company provided $500,000 for severance and related costs for cost reduction actions the Company took during the first quarter of 2001.

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

The Board of Directors also considered whether to continue the current strategy of maintaining operations, managing expenses and waiting for a market recovery. There were a number of risks associated with such a strategy. Timing of a market recovery remained uncertain, and it appeared likely that there would be a protracted period of weak demand for the Company’s products. Immediately prior to the adoption of the Plan, the Company had a minimal backlog of customer orders, and prospects for material revenue over the next few quarters was limited. Although the Company had the financial resources to weather a lengthy market downturn, significant amounts of cash would be required to continue operations and remain competitive, including significant expenditures to develop international sales channels and to support research and development activities needed to enhance existing products and develop new products. Furthermore, employee retention would continue to become increasingly difficult. In light of these risks, there was a substantial possibility that a strategy of waiting for a market recovery would cause a continued erosion of the Company’s cash, asset value and employee base, thus reducing stockholder value without any assurance of a future recovery. In addition, the Company’s stock was trading below the anticipated cash liquidation value of the shares. For these reasons, the Board of Directors concluded that liquidation and dissolution of the Company would have the highest probability of returning the greatest value to the stockholders.

Accordingly, on August 16, 2001, the Company’s Board of Directors unanimously approved, effective August 20, 2001, a complete plan of liquidation and dissolution of the Company (“the Plan”). On October 29, 2001, the Company’s stockholders ratified and approved the Plan. On January 31, 2002, the Company filed its Certificate of Dissolution with the State of Delaware. The Company no longer conducts business as a going concern, and since August 20, 2001, the Company’s activities have been limited primarily to:

•	Selling remaining assets,

•	Paying creditors,

•	Terminating any remaining commercial agreements, relationships and outstanding obligations,

•	Continuing to honor certain obligations to customers, and

•	Conserving cash.

In accordance with the Plan, the Company intends, as promptly as possible, to liquidate its assets and distribute pro rata to its stockholders of record on January 31, 2002, the Final Record Date, in cash or in-kind, all property and assets remaining after the Company has satisfied, or created a reserve for, all of its obligations and liabilities. However, the Company does not anticipate that it will be in a position to make any distributions to stockholders until all material pending legal proceedings have been resolved. As of July 10, 2002, three purported class action lawsuits are pending. See “Legal Proceedings.”

Under Delaware law, the Company will not be dissolved for three years subsequent to the filing of the Certificate of Dissolution. Accordingly, the liquidation is expected to be concluded prior to January 2005, or such later date as required by Delaware law, by a final liquidating distribution either directly to the stockholders or to a liquidating trust.

The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company’s ability to convert its remaining non-cash assets into cash and pay and settle its remaining liabilities and obligations. Although there can be no assurance and depending on the outcome of the pending legal proceedings and any other unknown contingencies, the Company currently believes the ultimate total distribution to its stockholders should be in the range of $25.5 million to $27.0 million, or approximately $0.73 to $0.77 per share.

Current Status of Company

As of March 31, 2002, the Company had disposed of a significant portion of its non-cash assets. As of March 31, 2002, the Company’s net assets were approximately $29.3 million, including $30.7 million in cash and marketable securities, and total liabilities of approximately $6.7 million.

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

Subsequent to the end of March 2002, three outstanding lawsuits against the Company were settled. These included a previously reported stockholder lawsuit and the outstanding lawsuits with two customers, XO Communications and CAVU/Expedient. The total settlement costs (net of recovery), including legal expenses, were approximately $3.0 million.

The settlement of the stockholder lawsuit resulted in a cost of approximately $3.9 million, including legal and associated costs. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the shareholder’s stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm.

The settlement of the lawsuit between the Company and XO Communications cost the Company $1,550,000, including legal expenses. The settlement of the lawsuit with CAVU/Expedient cost the Company $70,000.

The total costs of the litigation settlements of approximately $5.5 million and a receivable of $2.5 million for recovery associated with the litigation were recorded in the Statement of Net Assets in Liquidation at the end of December 31, 2001 and March 31, 2002. See “Legal Proceedings.”

Recently, the Company was informed that in June, 2002, two new securities complaints seeking class action status have been filed against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company’s initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company’s independent auditors. The Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation. See “Legal Proceedings”.

The Company expects that claims, liabilities and future expenses for operations (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. These costs will reduce the amount of assets available for ultimate distribution to stockholders. See “Legal Proceedings”.

CHANGES IN NET ASSETS IN LIQUIDATION

Three Months Ended March 31, 2002

Ongoing Costs Incurred during Liquidation. From December 31, 2001 through March 31, 2002, the Company incurred ongoing costs of approximately $0.7 million. These costs were comprised of approximately $0.2 million of payroll and payroll related costs; approximately $0.2 million associated with the dissolution activities and legal services; and approximately $0.2 million for amortization of the Company’s prepaid directors and officers insurance premiums.

Costs of Broadband Modem Operation through Date of Sale. Until the broadband modem group was sold in late March 2002, the Company incurred approximately $0.7 million of costs (primarily payroll and related costs) for this operation.

Interest Income. During the first quarter of 2002, the Company earned approximately $.3 million in interest from its investment of cash and marketable securities.

Sale of Broadband Modem Operation and Intellectual Property. In March 2002, the Company completed the sale of the broadband modem operation to Carriercomm, Inc. (“Carriercomm”), a wholly owned subsidiary of Moseley Associates. Carriercomm acquired all the assets and assumed certain liabilities of the broadband modem operation, including facility and equipment leases and certain employee severance obligations. The Company received $100,000 in cash and may receive contingent consideration, up to $250,000 depending on future deliveries of modem chips under an existing customer contract. Additionally, the Company sold its radio intellectual property and a number of radios to Carriercomm for $100,000 in cash, which was received in April 2002.

Sale of Privately Held Stock. During the first quarter of 2002, the Company sold its equity interest in a privately held company for $200,000.

Increase in Fair Value of Assets. Subsequent to March 31, 2001, the Company sold certain inventory and equipment for approximately $250,000 in excess of its estimated realizable value at December 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001

Revenues. Revenues were $7.5 million for the quarter ended March 31, 2001 of which approximately 83% represented shipments of Invisible Fiber units and delivery of modem chips, and 17% represents ASIC engineering services. Two customers represented over 50% of total revenues.

Gross Margins. Excluding the $6.5 million excess inventory provision, gross margins as a percentage of revenues were approximately 16.1 % in the first quarter of 2001. See notes to the consolidated financials statements for further explanation of the excess inventory provision.

Research and Development. Research and development expenses were approximately $4.8 million for the first quarter of 2001, and consisted mainly of personnel related costs.

Selling, General and Administrative. Selling, general and administrative expenses were approximately $3.7 million for the first quarter of 2001, and consisted of mainly personnel related costs and rent.

Provision for doubtful accounts receivables. During the first quarter of 2001, the Company made a provision for doubtful accounts which related to the outstanding receivable balance from a customer who had filed for bankruptcy protection.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had net assets of approximately $ 29.3 million compared to $29.8 million on December 31, 2001. The net assets at March 31, 2002 included cash and marketable securities of approximately $30.7 million; receivables of $2.9 million (including $2.5 million associated with the settlement of litigation); prepaid expenses of $1.7 million; and other assets of $0.7 million and total liabilities of approximately $6.7 million. The liabilities include approximately $5.5 million related to litigation settled and paid subsequent to the end of March 2002.

In June 2002, the Company sold shares of stock in a public company for approximately $305,000.

The Board of Directors of the Company is currently unable to estimate when and if there will be a distribution to its stockholders due to the class action lawsuits pending against the Company (see “Legal Proceedings”). The Company will continue to incur costs for a significant period of time for customer support, administration, legal matters, and other miscellaneous items.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is or, during the last year, has been a party to the following legal proceedings:

On November 13, 2001, a securities class action complaint seeking class action status was filed in the United States District Court for the Southern District of New York. The complaint was brought on behalf of all persons who purchased the Company’s common stock from July 12, 2000 through December 6, 2000. The complaint names as defendants the Company, a former officer and a current officer of the Company, and several investment banking firms that served as managing underwriters of the Company’s initial public offering. The complaint alleges liability under the Securities Act of 1933 and the Securities Exchange Act of 1934, on the grounds that the registration statement for the Company’s initial public offering did not disclose that: (1) the underwriters had allegedly agreed to allow certain of their customers to purchase shares in the offering in exchange for allegedly excess commissions paid to the underwriters; and (2) the underwriters had allegedly arranged for certain of their customers to purchase additional shares in the aftermarket at pre-determined prices under alleged arrangements to manipulate the price of the stock in aftermarket trading. The Company is aware that similar allegations have been made in numerous other lawsuits challenging initial public offerings conducted in 1998, 1999 and 2000. The Company does not know if a specific amount of damages is claimed in the complaint involving its initial public offering. The Company intends to contest the claims vigorously. The Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its net assets or its plan of liquidation.

In November 2001, a customer, XO Communications, filed a lawsuit in the Circuit Court of Fairfax County, Virginia that contended the Company would breach its contract with them when the Company is liquidated. The complaint asked, among other things, money damages, interest, attorney fees and costs totaling in excess of $9,000,000 be awarded to the plaintiff. In May 2002, the Company settled the lawsuit with the payment of $1,500,000 in cash, delivery of certain available inventory to XO Communications, and termination of the contract between the Company and XO Communications. As a result, the Consolidated Statement of Net Assets in Liquidation at December 31, 2001 and March 31, 2002 included an accrued liability of $1,550,000 for the cost of the settlement, including legal expenses.

In October 17, 2001, a complaint was filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint was brought by a customer and alleged the Company had breached a supply agreement the Company entered into with the plaintiff by announcing the Company’s intention to liquidate and dissolve because it would be unable to perform certain ongoing maintenance and service obligations under the agreement. The complaint asked, among other things, money damages, interest and attorneys’ fees and costs be awarded to the plaintiff. In April 2002, the Company settled the lawsuit with the payment of $50,000, and terminated the contract between the Company and the customer. The Consolidated Statement of Net Assets in Liquidation at December 31, 2001 and March 31, 2002 included an accrued liability of $70,000 for the cost of the settlement and associated legal expenses.

On December 21, 2000, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida. The complaint was brought by a stockholder and alleged, among other things, the Company improperly failed to permit the sale of unregistered shares of its common stock, and otherwise prevented plaintiff from selling his shares before the share price dropped significantly. In March 2002, the Company settled the lawsuit with the payment of $3,650,000 to the stockholder. However, the Company subsequently reached an agreement with one of its insurance carriers relating to this settlement. The insurance carrier has agreed to loan the Company $1,750,000, plus interest, on October 30, 2002. This loan will be repaid with the proceeds of a lawsuit that the Company intends to file against the law firm which advised the Company with regard to the stockholder’s stock transfer request, or the loan will be forgiven by the insurance carrier if the Company is ultimately unsuccessful in the lawsuit against the law firm. Furthermore, if the Company is ultimately unsuccessful in this lawsuit, the insurance carrier will pay an additional $750,000, plus interest, to the Company. The insurance carrier also will pay the legal costs of prosecuting the action against the law firm. The Consolidated Statement of Net Assets in Liquidation at December 31, 2001 and March 31,

2002 included an accrued liability of $3,900,000, including legal and associated costs, and a receivable of $2,500,000 to reflect the impact of this matter on the Company’s net assets.

On June 11, 2002, a securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1041-T-27 MAP), by Delano Cox (the “Cox Complaint”), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company’s initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company’s independent auditors. The complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from July 13, 2000 through August 14, 2001. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10b and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, on the grounds that the Company’s registration statement relating to its initial public offering and certain of its subsequent Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements made therein not misleading, with regard to the Company’s revenues in fiscal 2000, the nature of its relationship with certain of its customers, and its financial statement presentation. Plaintiff seeks compensatory damages in favor of plaintiff and the other class members, as well as reasonable costs and expenses incurred in connection with this action. No amounts have been accrued in the Company’s Consolidated Statement of Net Assets in Liquidation at December 31, 2001.

Similarly, on June 17, 2002, another securities complaint seeking class action status was filed in the United States District Court, Middle District of Florida, Tampa Division (Case No. 8:02-CV-1070-T-24 TGW), against past and present officers and directors of the Company, as well as certain investment bankers involved in the Company’s initial public offering, certain venture capital firms owning shares of the Company prior to the initial public offering, and the Company’s independent auditors. The complaint is brought by Gary Streeter purportedly on behalf of all persons who purchased the Company’s common stock from July 13, 2000 through August 14, 2001. The factual basis alleged to underlie the proceeding and the relief sought is similar to that alleged and contained in the Cox Complaint. No amounts have been accrued in the Company’s Consolidated Statement of Net Assets in Liquidation at December 31, 2001.

While the Company currently has not been named as a defendant in the two June actions, its past and present officers and directors have indemnification agreements with the Company, pursuant to which the Company is required to reimburse those individuals for any liabilities and damages incurred by, or imposed upon, such individuals in connection with the foregoing lawsuits, including their attorneys’ fees and costs, provided that they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company. The Company intends to assist its current and former officers and directors in contesting the claims. The Company carries director and officer liability insurance (up to a maximum dollar limit) that may cover the claims against its current and former directors and officers, but the Company cannot, at the present time, be certain that any ultimate liability related to the foregoing lawsuits will be reimbursed by its insurance carriers. As a result, the Company is unable at this time to determine whether the forgoing lawsuits will have a material negative impact on its net assets or its plan of liquidation. See “Risk Factors.”

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits: The following exhibits have been filed with this report:

Number	Description of Document

2.1**	Plan of Liquidation
3.1**	Form of Amended and Restated Certificate of Incorporation of the Registrant
3.2**	Form of Amended and Restated Bylaws of the Registrant
4.1**	Form of stock certificate
10.1**	Amended and Restated 1997 Stock Plan
10.2**	2000 Employee Stock Purchase Plan
10.3**	Restated Investor Rights Agreement, dated October 18, 1999, between the Registrant and certain stockholders
10.4**	Lease by and between Gran Central Corporation and Triton Network Systems, dated March 26, 1998
10.5**	Lease by and between Gran Central Corporation and Triton Network Systems, dated May 5, 1998
10.5.1**	Lease by and between Gran Central Corporation and Triton Network Systems, dated September 16, 1999
10.6+**	License Agreement with Lockheed Martin Corporation dated June 12, 1997
10.6.1.**	Agreement to Purchase Additional Shares with Lockheed Martin Corporation
10.7**	Acquisition and License Agreement between International Business Machines Corporation and Triton Network Systems, Inc. dated as of February 29, 2000
10.8**	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.9+**	Supply Agreement with CenturyTel dated December 7, 1999
10.10+**	Supply Agreement with Advanced Radio Telecom dated December 23, 1999
10.11**	Employment offer letter for Skip Speaks dated August 16, 1999
10.12**	Employment offer letter for Brian Andrew dated September 9, 1999
10.13**	Employment offer letter for Ken Vines dated September 22, 1998
10.14**	Employment offer letter for Doug Campbell dated December 18, 1998
10.14.1**	Amended Employment offer letter for Doug Campbell dated July 20, 1999
10.15**	Employment offer letter for Mike Clark dated February 27, 1997
10.15.1**	Amended Employment offer letter for Mike Clark dated July 20, 1999
10.16**	Employment offer letter for Philip Gulliford dated march 20, 1997.
10.17**	Common Stock Purchase Warrant Agreement with FINOVA Capital Corporation dated February 25, 2000
10.18**	Common Stock Purchase Warrant Agreement with FINOVA Capital Corporation dated February 25, 2000
10.19**	Loan and Lease Commitment Letter with FINOVA Capital Corporation dated January 15, 2000
10.20**	Master Lease Agreement with FINOVA Capital Corporation dated January 27, 2000
10.21**	Master Loan and Security Agreement with FINOVA Capital Corporation dated January 27, 2000

Number	Description of Document

10.22+**	Supply Agreement with CAVU dated April 15, 2000
10.23**	Employment off letter for Mark Johnson dated May 22, 2000
10.24***	Asset Purchase Agreement with CarrierComm, Inc. dated March 15, 2002

+	Triton has requested and been granted confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.

**	Incorporated by reference from the Company’s registration statement on Form S-1, registration number 333-31434, declared effective by the Securities and Exchange Commission on July 12, 2000.

***	Incorporated by reference from the Company’s Form 8-K, filed separately with the Commmission on March 29, 2002.

(b) Reports on Form 8-K

On March 29, 2002, the Company filed a report on Form 8-K with respect to the sale of its broadband modem operation to CarrierComm, Inc.

On April 9, 2002, the Company filed a report on Form 8-K with respect to the settlement of a lawsuit with one of its shareholders, Frank Musilino.

On April 22, 2002, the Company filed a report on Form 8-K with respect to the settlement of a lawsuit with one of its customers, Cavu, Inc.

On May 24, 2002, the Company filed a report on Form 8-K with respect to the settlement of a lawsuit with one of its customers, XO Communications, Inc.

On June 10, 2002, the Company filed a report on Form 8-K with respect to the announcement of an agreement with one of its insurance carriers addressing a certain settlement with one of the Company’s shareholders, Frank Musilino.

On June 20, 2002, the Company file a report on Form 8-K with respect to the announcement of certain securities complaints seeking class action status.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triton Network Systems, Inc.
(Registrant)

Date: July 22, 2001	/s/ Kenneth R. Vines

CEO and CFO